Form 10-Q
period 2021-09-30
Paragon 28, Inc.
filed 2021-11-22
CIK 1531978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40902

Paragon 28, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-3170186
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
14445 Grasslands Drive Englewood, CO	80112
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (730) 399-3400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, $0.01 par value	FNA	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 19, 2021, the registrant had 76,374,880 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$7,876	$17,501
Trade receivables, less allowance for doubtful accounts of $802 and $1,296, respectively	21,237	19,972
Inventories, net	37,689	32,226
Income taxes receivable	857	1,479
Other current assets	4,565	617
Total current assets	72,224	71,795

Property and equipment, net	26,471	22,363

Intangible assets, net	15,445	3,325
Goodwill	7,313	-

Deferred income taxes	95	100

Total assets	$121,548	$97,583

LIABILITIES, CONVERTIBLE PREFERRED SERIES EQUITY & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,013	$8,812
Accrued expenses	13,021	10,052
Other current liabilities	2,361	469
Current maturities of long-term debt	173	2,231
Income taxes payable	548	504
Total current liabilities	29,116	22,068

Long-term liabilities:
Long-term debt net, less current maturities	23,351	4,030
Other long-term liabilities	2,060	-
Total liabilities	54,527	26,098

Commitments and contingencies (Note 13)

Convertible preferred series equity:
Series A convertible preferred stock, $0.01 par value, $0 cumulative preferred dividends, as of September 30, 2021 and December 31, 2020, respectively; 13,812,500 shares authorized, issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	4,250	4,250
Series B convertible preferred stock, $0.01 par value, $2,328 and $812 cumulative preferred dividends as of September 30, 2021 and December 31, 2020, respectively; 6,608,700 shares authorized, issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	38,358	36,842

Stockholders' equity:
Common stock, $0.01 par value, 74,687,845 and 72,187,845 shares authorized; 47,952,733 and 47,567,010 shares issued, and 47,039,212 and 46,738,540 shares outstanding as of September 30, 2021 and December 31, 2020, respectively	470	467
Additional paid in capital	26,294	22,107
Retained earnings	3,384	12,418
Accumulated other comprehensive income	248	823
Treasury stock, at cost; 913,521 and 828,472 shares as of September 30, 2021 and December 31, 2020, respectively	(5,983)	(5,422)
Total stockholders' equity	24,413	30,393
Total liabilities, convertible preferred series equity & stockholders' equity	$121,548	$97,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenue	$35,851	$30,268	$104,689	$75,924
Cost of goods sold	7,096	7,049	20,209	15,386
Gross profit	28,755	23,219	84,480	60,538

Operating expenses
Research and development costs	4,118	2,346	11,254	8,174
Selling, general, and administrative	28,968	16,958	79,009	50,962
Total operating expenses	33,086	19,304	90,263	59,136

Operating (loss) income	(4,331)	3,915	(5,783)	1,402

Other expense
Other expense	(98)	(56)	(124)	(141)
Interest expense	(573)	(70)	(1,174)	(532)
Total other expense	(671)	(126)	(1,298)	(673)

(Loss) income before income taxes	(5,002)	3,789	(7,081)	729
Income tax expense (benefit)	105	(19)	437	1,396

Net (loss) income	$(5,107)	$3,808	$(7,518)	$(667)
Less: cumulative dividends on Series B convertible preferred stock	(574)	(333)	(1,516)	(333)
Net (loss) income attributable to common stockholders	$(5,681)	$3,475	$(9,034)	$(1,000)
Foreign currency translation adjustment	(121)	366	(575)	(76)
Comprehensive (loss) income	$(5,802)	$3,841	$(9,609)	$(1,076)
Weighted average number of common stocks outstanding:
Basic	47,005,334	43,429,308	46,926,344	42,792,176
Diluted	47,005,334	61,376,701	46,926,344	42,792,176
Net (loss) income per share attributable to common stockholders:
Basic	$(0.12)	$0.08	$(0.19)	$(0.02)
Diluted	$(0.12)	$0.06	$(0.19)	$(0.02)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED SERIES EQUITY & STOCKHOLDERS’ EQUITY

(in thousands, except for number of shares)

(unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional		Accumulated Other		Total
For the Three Months Ended September 30, 2021	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in-Capital	Retained Earnings	Comprehensive Income	Treasury Stock	Stockholders' Equity
Balance, June 30, 2021	13,812,500	$4,250	6,608,700	$37,784	46,969,305	$470	$25,171	$9,065	$369	$(5,983)	$29,092
Net loss	-	-	-	-	-	-	-	(5,107)	-	-	(5,107)
Series B convertible preferred stock dividend	-	-	-	574	-	-	-	(574)	-	-	(574)
Options exercised	-	-	-	-	69,907	-	91	-	-	-	91
Foreign currency translation	-	-	-	-	-	-	-	-	(121)	-	(121)
Stock-based compensation	-	-	-	-	-	-	1,032	-	-	-	1,032
Balance, September 30, 2021	13,812,500	$4,250	6,608,700	$38,358	47,039,212	$470	$26,294	$3,384	$248	$(5,983)	$24,413

For the Nine Months Ended September 30, 2021
Balance, December 31, 2020	13,812,500	$4,250	6,608,700	$36,842	46,738,540	$467	$22,107	$12,418	$823	$(5,422)	$30,393
Net loss	-	-	-	-	-	-	-	(7,518)	-	-	(7,518)
Issuance of common stock	-	-	-	-	151,515	1	999	-	-	-	1,000
Common stock repurchase	-	-	-	-	(85,049)	-	-	-	-	(561)	(561)
Series B convertible preferred stock dividend	-	-	-	1,516	-	-	-	(1,516)	-	-	(1,516)
Options exercised	-	-	-	-	234,206	2	441	-	-	-	443
Foreign currency translation	-	-	-	-	-	-	-	-	(575)	-	(575)
Stock-based compensation	-	-	-	-	-	-	2,747	-	-	-	2,747
Balance, September 30, 2021	13,812,500	$4,250	6,608,700	$38,358	47,039,212	$470	$26,294	$3,384	$248	$(5,983)	$24,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED SERIES EQUITY & STOCKHOLDERS’ EQUITY

(in thousands, except for number of shares)

(unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional		Accumulated Other		Total
For the Three Months Ended September 30, 2020	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in-Capital	Retained Earnings	Comprehensive Income	Treasury Stock	Stockholders' Equity
Balance, June 30, 2020	13,812,500	$4,250	-	$-	43,188,445	$432	$19,051	$5,257	$(436)	$(4,115)	$20,189
Net income	-	-	-	-	-	-	-	3,808	-	-	3,808
Issuance of series B convertible preferred stock, net of issuance costs of $1,970	-	-	6,608,700	36,030	-	-	-	-	-	-	-
Series B convertible preferred stock dividend	-	-	-	333	-	-	-	(333)	-	-	(333)
Options exercised	-	-	-	-	1,339,998	14	71	-	-	-	85
Foreign currency translation	-	-	-	-	-	-	-	-	366	-	366
Stock-based compensation	-	-	-	-	-	-	365	-	-	-	365
Balance, September 30, 2020	13,812,500	$4,250	6,608,700	$36,363	44,528,443	$446	$19,487	$8,732	$(70)	$(4,115)	$24,480

For the Nine Months Ended September 30, 2020
Balance, December 31, 2019	13,812,500	$4,250	-	$-	42,066,700	$421	$16,723	$9,732	$6	$(3,884)	$22,998
Net loss	-	-	-	-	-	-	-	(667)	-	-	(667)
Issuance of common stock	-	-	-	-	243,825	2	1,344	-	-	-	1,346
Common stock repurchase	-	-	-	-	(41,667)	-	-	-	-	(231)	(231)
Issuance of series B convertible preferred stock, net of issuance costs of $1,970	-	-	6,608,700	36,030	-	-	-	-	-	-	-
Series B convertible preferred stock dividend	-	-	-	333	-	-	-	(333)	-	-	(333)
Options exercised	-	-	-	-	2,259,585	23	187	-	-	-	210
Foreign currency translation	-	-	-	-	-	-	-	-	(76)	-	(76)
Stock-based compensation	-	-	-	-	-	-	1,233	-	-	-	1,233
Balance, September 30, 2020	13,812,500	$4,250	6,608,700	$36,363	44,528,443	$446	$19,487	$8,732	$(70)	$(4,115)	$24,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(7,518)	$(667)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,094	4,493
Allowance for doubtful accounts	139	632
Provision for excess and obsolete inventories	2,226	2,770
Stock-based compensation	2,747	1,233
Amortization of debt issuance costs	372	92
Change in fair value of earnout liabilities	60	-
Deferred income taxes	-	1,080
Loss on disposal of property and equipment	118	476
Unrealized FX gain/loss	178	153
Changes in other assets and liabilities, net of acquisitions:
Accounts receivable	(807)	1,925
Inventories	(7,860)	(10,018)
Other current assets	(3,952)	948
Accounts payable	3,404	(5,220)
Accrued expenses and other current liabilities	2,935	(2,109)
Income tax receivable/payable	668	175
Net cash used in operating activities	(1,196)	(4,037)

Cash flows from investing activities
Purchases of property and equipment	(10,270)	(7,511)
Proceeds from sale of property and equipment	581	373
Purchases of intangible assets	(1,196)	(495)
Acquisition of Additive Orthopaedics	(15,000)	-
Net cash used in investing activities	(25,885)	(7,633)

Cash flows from financing activities
Payments on note payable - related party	-	(3,000)
Payments on revolving credit facility	-	(9,821)
Proceeds from issuance of long-term debt	25,985	472
Payments on long-term debt	(5,991)	(1,092)
Proceeds from PPP loan	-	3,747
Payments of debt issuance costs	(3,080)	-
Proceeds from issuance of common stock	1,001	1,348
Proceeds from issuance of Series B capital stock, net of issuance costs	-	36,030
Payments on treasury stock repurchased	(561)	(231)
Proceeds from exercise of stock options	442	210
Net cash provided by financing activities	17,796	27,663

Effect of exchange rate changes on cash	(340)	(257)
Net decrease in cash	(9,625)	15,736
Cash at beginning of period	17,501	2,610
Cash at end of period	$7,876	$18,346

Supplemental disclosures of cash flow information:
Cash paid for taxes	$381	$162
Cash paid for interest	$670	$466
Purchase of property and equipment included in accounts payable	$58	$-
Series B convertible preferred stock dividend	$1,516	$333

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

NOTE 1. BUSINESS AND BASIS OF PRESENTATION

Business

Paragon 28, Inc. (collectively with its subsidiaries, “we”, “us”, “our”, “P28” or the “Company”) develops, distributes, and sells medical devices in the foot and ankle segment of the orthopedic implant marketplace. Our approach to product development is procedurally focused, resulting in a full range of procedure-specific foot and ankle products designed specifically for foot and ankle anatomy. Our products and product families include plates and plating systems, screws, staples, and nails aimed to address all major foot and ankle procedures including ankle, charcot, fracture fixation, hallux valgus, hammertoe, and flatfoot. P28 is a United States (“U.S.”) based company incorporated in the State of Colorado, with headquarters in Englewood, Colorado. Our sales representatives and distributors are located globally with the majority concentrated in the U.S. and Europe.

Initial Public Offering

In October, 2021, the Company completed its initial public offering (“IPO”), in which it issued and sold 8,984,375 shares of its common stock at the public offering price of $16.00 per share, including 1,171,875 shares of its common stock upon the exercise of the underwriters’ option to purchase additional shares. The Company received net proceeds after deducting underwriting discounts and commissions of $133,688. The Company has incurred $2,977 of offering expenses classified as deferred IPO costs as of September 30, 2021 that will be offset against proceeds for the quarter ended December 31, 2021. In connection with the IPO, all of the shares of the Company’s outstanding convertible preferred stock automatically converted into an aggregate of 20,421,200 shares of the common stock.

Basis of Presentation and Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of Paragon 28, Inc. and its wholly owned subsidiaries Paragon 28 Medical Devices Trading Limited—Ireland, Paragon 28 Medical Devices Trading Limited—South Africa, and Paragon Advanced Technologies, Inc. The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information required by U.S. GAAP for complete financial statements. The interim Condensed Consolidated Financial Statements reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair representation of the results for the periods presented and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2020, which include a complete set of footnote disclosures, including our significant accounting policies. The audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2020 are included in the Company’s final prospectus dated October 14, 2021 that forms a part of the Company’s Registration Statement on Form S-1 (File No. 333-259789) that was filed with the SEC pursuant to Rule 424(b) (the “Final Prospectus”). The results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period. All intercompany balances and transactions have been eliminated in consolidation.

COVID-19 Pandemic

During the first quarter ended March 31, 2020, concerns related to the spread of coronavirus (“COVID-19”) began to create global business disruptions as well as disruptions in our operations. COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020. Governments at the national, state and local level in the U.S., and globally, implemented aggressive actions to reduce the spread of the virus, with such actions including lockdown and shelter in place orders, limitations on non-essential gatherings of people, suspension of all non-essential travel, and ordering certain businesses and governmental agencies to cease non-essential operations at physical locations. The spread of COVID-19 has caused significant volatility in the U.S. and international markets through the current period.

We have assessed various accounting estimates and other matters, including those that require consideration of forecasted financial information, in context with the unknown future impacts of COVID-19 using information that is reasonably available to us at this time. While our current assessment of our estimates did not have a material impact on our Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2021, as additional information becomes available to us, our future assessment of our estimates, including our expectations at the time regarding the duration, scope and severity of the pandemic, as

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

well as other factors, could materially and adversely impact our Condensed Consolidated Financial Statements in future reporting periods.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Any changes in these estimates will be reflected in the Company’s Condensed Consolidated Financial Statements. Significant items subject to such estimates and assumptions include the determination of the collectability of trade receivables, inventory obsolescence, impairment of long-lived assets, recoverability of goodwill and intangible assets, earn-out liability, income taxes and stock-based compensation.

Deferred Initial Public Offering Costs

We have incurred certain costs in connection with our initial public offering (“IPO”) completed on October 19, 2021. We capitalize such deferred costs, which primarily consist of incremental legal, professional, and other third-party fees directly attributable to the IPO. The deferred IPO costs will be offset against IPO proceeds and will be reflected in our results for the quarter ended December 31, 2021. As of September 30, 2021 and December 31, 2020, deferred IPO costs were $2,977 and $0, respectively, and were included within Other current assets in the Condensed Consolidated Balance Sheets.

Business Combination

We allocate the purchase consideration to the identifiable net assets acquired, including intangible assets and liabilities assumed, based on estimated fair values at the date of the acquisition. The excess of the fair value of the purchase consideration over the fair value of the identifiable assets and liabilities, if any, is recorded as goodwill. During the measurement period, which is up to one year from the acquisition date, we may adjust provisional amounts that were recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date.

Determining the fair value of assets acquired and liabilities assumed requires significant judgment, including the selection of valuation methodologies including the income approach, the cost approach, and the market approach. Significant assumptions used in those methodologies include, but are not limited to, the expected values of the underlying metric, the systematic risk embedded in the underlying metric, the volatility of the underlying metric, the risk-free rate, and the counterparty risk. The use of different valuation methodologies and assumptions is highly subjective and inherently uncertain and, as a result, actual results may differ materially from estimates.

Intangibles

The costs associated with applying for patents and trademarks are capitalized. Patents are amortized on a straight-line basis over the lesser of the patent’s economic or legal life, which is seventeen years. Costs associated with capitalized patents include third-party attorney fees and other third-party fees as well as costs related to the following: the preparation of patent applications, government filings and registration fees, drawings, computer searches, and translations related to specific patents. Trademarks that are anticipated to be renewed every ten years have an indefinite life and are not amortized but tested for impairment annually. Once it is determined a trademark will no longer be renewed, the trademark is amortized over the remainder of the trademark’s registration period. Acquired intellectual property is assumed to have an indefinite life. Customer relationships and other intangibles, which mainly consist of noncompete arrangements, are amortized over an estimated useful life of three years on a straight-line basis. Developed technology is amortized over an estimated useful life of twelve years on a straight-line basis.

Amortizable intangible assets are assessed for impairment upon triggering events that indicate that the carrying value of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount to future net undiscounted cash flows expected to be generated by the associated asset. If the asset’s carrying value is determined to not be recoverable, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair market value of the intangible assets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

Indefinite-lived trademark assets and acquired intellectual property are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company can elect to first apply the optional qualitative impairment assessment to determine whether the indefinite-lived intangible asset is more-likely-than-not impaired. If, on the basis of the qualitative impairment assessment, an entity asserts that it is more likely than not that the indefinite-lived intangible asset is impaired, the Company would be required to calculate the fair value of the asset for an impairment test. Impairment loss is recognized if the carrying amount of the asset exceeds its fair value.

A qualitative assessment considers macroeconomic and other industry-specific factors, such as trends in short-term and long-term interest rates and the ability to access capital, and company specific factors such as trends in revenue generating activities, and merger or acquisition activity. If the Company elects to bypass qualitatively assessing its indefinite-lived intangible assets, or it is not more likely than not that the fair value of the intangible asset exceeds its carrying value, management estimates the fair value of the intangible asset and compares it to the carrying value. The estimated fair value of the intangible asset is established using an income approach based on a discounted cash flow model that includes significant assumptions about the future operating results and cash flows of the intangible asset or assets.

Goodwill

Goodwill represents the excess of the purchase price as compared to the fair value of net assets acquired and liabilities assumed. Goodwill is not amortized, but is tested for impairment annually or when indications of impairment exist. We can elect to qualitatively assess goodwill for impairment if it is more likely than not that the fair value of a reporting unit exceeds its carrying value.

Impairment exists when the carrying amount, including goodwill, of the reporting unit exceeds its fair value, resulting in an impairment charge for this excess (not to exceed the carrying amount of the goodwill). Our annual impairment testing date is October 1. The impairment, if determined, is recorded within Operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in the period the determination is made. There were no impairments recorded during the periods presented.

Contingent Earn-out Consideration

Business combinations may include contingent earn-out consideration as part of the purchase price under which the Company will make future payments to the seller upon the achievement of certain milestones. The fair value of the contingent earn-out consideration is estimated as of the acquisition date at the present value of the expected contingent payments. Two methodologies may be considered in the valuation: the scenario-based model (“SBM”) and Monte Carlo simulation. The SBM relies on multiple outcomes to estimate the likelihood of future payoff of the contingent consideration. The resulting earnout payoff is then probability-weighted and discounted at an appropriate risk adjusted rate in order to arrive at the present value of the expected earnout payment. The Monte Carlo simulation is used to value the non-linear contingent considerations based on projected financial metrics. Each trial of the Monte Carlo simulation draws a value from the assumed distribution for the underlying metric. The earnout payoff for each simulation trial is calculated based on that particular simulated path for the underlying metrics and then discounted to present value using the risk-free rate, adjusted for counterparty credit risk. The value of the earnout is estimated as the average value from all simulation trials. The fair value estimates use unobservable inputs that reflect our own assumptions as to the ability of the acquired business to meet the targeted benchmarks and discount rates used in the calculations. The unobservable inputs are defined in ASC Topic 820, “Fair Value Measurements and Disclosures,” as Level 3 inputs.

We review the probabilities of achievement of the earnout milestones to determine impact on the fair value of the earnout consideration on a quarterly basis over the earn-out period. Actual results are compared to the estimates and probabilities of achievement used in our forecasts. Should actual results of the acquired business increase or decrease as compared to our estimates and assumptions, the estimated fair value of the contingent earn-out consideration liability will increase or decrease, up to the contractual limit, as applicable. Changes in the estimated fair value of the contingent earn-out consideration are reflected in our results of operations in the period in which they are identified. Changes in the estimated fair value of the contingent earn-out consideration may materially impact or cause volatility in our operating results.

Trade Receivables, Less Allowance for Doubtful Accounts

The Company estimates an allowance for doubtful accounts based upon an evaluation of the current status of receivables, historical experience, and other factors as necessary. It is reasonably possible that the Company’s estimate of the allowance for doubtful

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

accounts will change. The allowance for doubtful accounts was $802 and $1,296 as of September 30, 2021 and December 31, 2020, respectively.

Inventories, Net

The Company estimates a reserve for obsolete and slow-moving inventory based on current inventory levels, historical sales and future projected demand. Charges for excess and obsolete inventory are included in Cost of goods sold and were $1,004 and $1,239 for the three months ended September 30, 2021 and 2020, respectively and were $2,229 and $2,805 for the nine months ended September 30, 2021 and 2020, respectively. The inventory reserve was $18,833 and $16,771 as of September 30, 2021 and December 31, 2020, respectively.

Revenue Recognition

Revenue is recorded when our performance obligation is satisfied which is when our customers take title of the product, and typically when the product is used in surgery. As such, the timing of revenue recognition may differ from the timing of invoicing to our customers. We have recorded unbilled accounts receivable related to this timing difference of $3,181 and $3,273 as of September 30, 2021 and December 31, 2020, respectively.

Accounting Pronouncements Issued Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASU 2016-02 supersedes the previous leases standard, ASC 840, Leases. ASU 2016-02, as subsequently amended for various technical issues, is effective for emerging growth companies following private company adoption dates in fiscal years beginning after December 15, 2021, and interim periods with fiscal years beginning after December 15, 2022. The Company is currently evaluating the new guidance, but does not believe it will have a material impact on the Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires entities to estimate all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The updated guidance also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. ASU 2016-13, as subsequently amended for various technical issues, is effective for emerging growth companies following private company adoption dates for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the new guidance to determine the impact it will have on the Consolidated Financial Statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) (“ASU 2019-12”), which is part of the FASB’s overall simplification initiative to reduce the costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. ASU 2019-12 simplifies accounting guidance for intra-period allocations, deferred tax liabilities, year-to-date losses in interim periods, franchise taxes, step-up in tax basis of goodwill, separate entity financial statements, and interim recognition of tax laws or rate changes. ASU 2019-12 is effective for emerging growth companies following private company adoption dates in fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the new guidance to determine the impact it will have on our Consolidated Financial Statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”), subsequently clarified in January 2021 by ASU 2021-01, Reference Rate Reform (Topic 848) (“ASU 2021-01”). The main provisions of this update provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The guidance in ASU 2020-04 and ASU 2021-01 was effective upon issuance and, once adopted, may be applied prospectively to contract modifications and hedging relationships through December 31, 2022. The adoption of this guidance did not have a significant impact on the Company's

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

Consolidated Financial Statements and related disclosures.

NOTE 3. BUSINESS COMBINATION

Additive Orthopaedics

On May 28, 2021 (“Closing Date”), the Company entered into an Asset Purchase Agreement (“APA”) with Additive Orthopaedics, LLC (“Additive” or “Seller”) and completed an acquisition of substantially all of the operating and intangible assets of Additive, for total cash consideration of $15,000 at closing. The APA also provided for potential earn-out consideration to the Seller in connection with the achievement of certain milestones, including both project-based and revenue-based milestones, with various expiration dates through the fourth anniversary of the Closing Date. The earn-out has a maximum payment not to exceed $9,500, in the aggregate. If an individual milestone is not met by the specified milestone expiration date, the earn-out related to that specific milestone will not be paid. The contingent earn-out consideration had an estimated fair value of $3,910 as of the Closing Date. Acquisition related costs were approximately $524 during the nine months ended September 30, 2021 and are included in Selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. No acquisition related costs were incurred in the nine months ended September 30, 2020.

Additive’s 3D-printed Patient Specific Talus Spacer is the only U.S. Food and Drug Administration-approved patient-specific total talus replacement implant authorized in the U.S. for the treatment of avascular necrosis. The acquisition of Additive allowed the Company to further expand into the patient specific implant market.

The Company has accounted for the acquisition of Additive under ASC Topic 805, Business Combinations (“ASC 805”). Additive’s results of operations are included in the Condensed Consolidated Financial Statements beginning after May 28, 2021, the acquisition date.

The following table summarizes the preliminary purchase consideration transferred in connection with the acquisition of Additive and consists of the following:

Consideration Paid
Cash consideration	$15,000
Contingent consideration	3,910
Total consideration	$18,910

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the Closing Date:

		Measurement
	Preliminary allocation	period adjustments	Adjusted allocation
Assets acquired:
Accounts receivable	$761	$-	$761
Inventory	113	-	113
Intangible assets	11,560	-	11,560
Goodwill	7,872	(559)	7,313
Total Assets Acquired	$20,306	$(559)	$19,747

Liabilities assumed:
Accounts payable	$796	$-	$796
Accrued expenses	600	(559)	41
Total Liabilities Assumed	$1,396	$(559)	$837
Net assets acquired	$18,910	$-	$18,910

Due to a change in our estimated accrued expenses, we made a measurement period adjustment of $559 during the three and nine months ended September 30, 2021.

Identified intangible assets consist of noncompete arrangements, customer relationships, and developed technology. The fair value of each were determined with the assistance of an external valuation specialist using a combination of the income, market, and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

asset approach, in accordance with ASC 805. The purchase consideration was allocated to the identifiable net assets acquired based on estimated fair values at the date of the acquisition. The purchase consideration and its allocation are preliminary and may be adjusted to reflect new information obtained about facts and circumstances that existed as of the acquisition date. The excess of the fair value of the purchase consideration over the fair value of the identifiable assets and liabilities, if any, was recorded as goodwill. The goodwill is attributable to the expected synergies with the Company’s existing operations. The entire amount of the purchase price allocated to goodwill will be deductible for income tax purposes pursuant to Internal Revenue Code Section 197 over a 15-year period. The useful life determination was made by management in line with the Company’s policy on assets. Both determinations are outlined in the table below:

	Fair Value	Estimated Useful Life (in years)
Noncompete arrangements	$30	3
Customer relationships	240	3
Developed technology	11,290	12
	$11,560

There is no supplemental proforma presentation of operating results of the acquisition of Additive due to the immaterial impact on the Company’s Consolidated operations for the three and nine months ended September 30, 2021 and 2020.

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

As of September 30, 2021 and December 31, 2020, goodwill was $7,313 and $0, respectively; the activity is as follows:

Balance at December 31, 2020	$-
Acquisitions	7,872
Measurement period adjustments	(559)
Balance at September 30, 2021	$7,313

Intangibles

Intangible assets as of September 30, 2021 are as follows:

	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents, definite-lived	12.6	$3,134	$653	$2,481
Trademarks, indefinite-lived	Indefinite	366	-	366
Acquired intellectual property, indefinite-lived	Indefinite	1,378	-	1,378
Customer relationships	3	240	27	213
Developed technology	12	11,290	314	10,976
Other intangibles	3	34	3	31
Total patents, trademarks and intangibles, net		$16,442	$997	$15,445

Intangible assets, excluding the Additive intangible assets, increased $1,196 during the nine months ended September 30, 2021 due to the purchase of new patents and additional legal fees associated with our patents and trademarks.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

Intangible assets as of December 31, 2020, are as follows:

	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents, definite-lived	13.3	$2,504	$363	$2,141
Trademarks, indefinite-lived	Indefinite	306	-	306
Acquired intellectual property, indefinite-lived	Indefinite	878	-	878
Total patents, trademarks and intangibles, net		$3,688	$363	$3,325

Amortization expense is included in Selling, general, and administrative expenses and was $494 and $24 for the three months ended September 30, 2021 and 2020, respectively. Amortization expense for the nine months ended September 30, 2021 and 2020 totaled $635 and $72, respectively.

Expected future amortization expense is as follows:

2021 (Remaining)	$636
2022	$1,704
2023	$1,226
2024	$1,173
2025	$1,136
2026	$1,136

No impairment charges related to intangibles and goodwill were recorded for the three and nine months ended September 30, 2021 and 2020.

NOTE 5. CONTINGENT EARN-OUT CONSIDERATION

The following table provides a reconciliation of our Level 3 earn-out liabilities for the nine months ended September 30, 2021:

Balance at December 31, 2020	$-
Acquisition date fair value of earn-out liabilities	3,910
Change in fair value of earn-out liabilities	60
Balance at September 30, 2021	$3,970

The current portion of contingent earn-out liability is included in Other-current liabilities and the non-current portion is included in Other long-term liabilities on the Condensed Consolidated Balance Sheet. As of September 30, 2021, the current portion was $1,910. During the three months ended September 30, 2021, we reassessed the estimate of the earn-out liabilities which resulted in an increase of $60 classified as other expense within the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss). We made no cash payments for contingent earn-out consideration during the three and nine months ended September 30, 2021.

NOTE 6. DEBT

Long-term debt as of September 30, 2021 and December 31, 2020 consists of the following:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

	September 30, 2021	December 31, 2020
Equipment note payable, due July 2021	$9	$72
New 2020 Term Loan	-	5,814
Bank of Ireland Note Payable	290	427
MidCap Revolving Loan	15,985	-
MidCap Term Loan	10,000	-
	$26,284	$6,313
Less: deferred issuance costs	(2,760)	(52)
Total debt, net of issuance costs	23,524	6,261
Less: current portion	(173)	(2,231)
Long-term debt, net, less current maturities	$23,351	$4,030

MidCap Credit Agreements

On May 6, 2021, the Company entered into a new credit agreement with MidCap Financial Trust to provide a total of $70,000 including up to a $30,000 revolving loan (“MidCap Revolving Loan”) and up to a $40,000 term loan (“MidCap Term Loan”), secured by substantially all the Company’s assets, debt, and equity (“MidCap Credit Agreements”). The MidCap Term Loan is comprised of two tranches, the first of which provides a commitment amount of $10,000, and the second a commitment of $30,000. The MidCap Term Loan and Midcap Revolving Loan bear a variable interest rate of LIBOR plus 6% and LIBOR plus 3%, respectively, and mature on the earlier of May 1, 2026 or a change in control event (the "Termination Date"). The entire principal balances of the MidCap Revolving Loan and MidCap Term Loan are due on the Termination Date. Interest payments are payable monthly, with optional principal prepayments allowed under the MidCap Credit Agreements. Total debt issuance costs associated with the MidCap Credit Agreements was $3,080. Amortization expense associated with such debt issuance costs totaled $192 for the three months ended September 30, 2021 and $318 for the nine months ended September 30,2021, and is included in Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Vectra Bank Colorado Loan Agreements

On June 20, 2018, the Company entered into a loan agreement (the “Loan Agreement”) with Zions Bancorporation, N.A. dba Vectra Bank Colorado (“VBC”). The Loan Agreement consisted of a $12,500 revolving line of credit (the “Revolving Loan”). The borrowing base on the Revolving Loan is an amount equal to the greater of 1.25 multiplied by the Company’s EBITDA for the past 12 months or the sum of: (1) 85% of eligible accounts receivable plus (2) 50% of eligible inventory plus (3) 30% of eligible fixed assets. The Revolving Loan bears interest at the adjustable rate equal to the one-month London Inter-bank Offered Rate (“LIBOR”) rate plus an applicable margin per annum, but not less than 2.00%, and had an original maturity of December 1, 2018. The applicable margin is subject to adjustment as provided in the Loan Agreement. The Revolving Loan may be used only for working capital purposes. The original Loan Agreement was secured by all assets and personal property of the Company, including all goods, equipment, inventory, cash, intellectual property, and certificates of deposit. The Loan Agreement contains financial and other customary covenants.

On November 27, 2018, the Company entered into the First Amendment to the Loan Agreement (“First VBC Loan Amendment”). The First VBC Loan Amendment extended the Revolving Loan maturity to June 30, 2019. A new Intellectual Property Security Agreement, dated November 27, 2018, was executed with the First VBC Loan Amendment which grants a security interest in substantially all assets of the Company, including all right, title, and interest of the Company in all currently owned and subsequently acquired copyrights, trademarks, and patents and all products and proceeds thereof to VBC.

On April 25, 2019, the Company entered into the Second Amendment to the Loan Agreement (“Second VBC Loan Amendment”). The Second VBC Loan Amendment added a $5,000 term loan facility (the “Term Loan”) to the Loan Agreement. The Term Loan bears interest at the adjustable rate equal to the one-month LIBOR plus an applicable margin per annum and has a maturity date of April 25, 2021. The Term loan may only be used to fund new equipment purchases and tenant improvements at the Company’s leased facilities.

On June 17, 2019, the Company entered into the Third Amendment to the Loan Agreement (“Third VBC Loan Amendment”). The Third VBC Loan Amendment extended the maturity date of the Revolving Loan to August 31, 2019. No other terms of the Loan Agreement were materially changed.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

On September 23, 2019, the Company entered into the Fourth Amendment to the Loan Agreement (“Fourth VBC Loan Amendment”). The Fourth VBC Loan Amendment extended the maturity date of the Revolving Loan to June 30, 2020. The Fourth VBC Loan Amendment also sets forth a minimum tangible net worth calculated as total assets, excluding intangible assets, less total liabilities (i) of not less than $18,000 tested quarterly on a rolling 4-quarter basis commencing June 30, 2018, and (ii) of not less than $20,900 tested quarterly on a rolling 4-quarter basis commencing September 30, 2019.

On November 6, 2019, the Company entered into the Fifth Amendment to the Loan Agreement (“Fifth VBC Loan Amendment”). The Fifth VBC Loan Amendment added a $5,000 draw-to-term loan facility (the “Buyout Loan”) to the Loan Agreement. The Buyout Loan had a maturity date of June 30, 2020 and bears interest at the adjustable rate equal to the one-month LIBOR rate plus 2.00% per annum.

On March 27, 2020, the Company entered into the Amended and Restated Loan Agreement (the “New Loan Agreement”). The New Loan Agreement refinanced the existing Term Loan and existing Buyout Loan into a single term loan in the aggregate principal amount of $6,802 (the “New 2020 Term Loan”) and increased the maximum principal amount of the existing Revolving Loan to $15,000 (the “New 2020 Revolving Loan”). The maturity date for both loans was September 30, 2020 and was subsequently extended to October 5, 2023. The New Loan Agreement is secured by substantially all the Company’s assets. The New Loan Agreement contains financial and other customary covenants and bears an interest rate of 3%. The Company repaid this New 2020 Revolving Loan in 2021 with proceeds from the MidCap Credit agreements.

Bank of Ireland Note Payable

On June 12, 2020, the Company entered a term loan with Bank of Ireland in a principal amount of $474 (the “Bank of Ireland Note Payable”). The Bank of Ireland Note Payable bears an annual interest rate of 4% and is due in equal monthly installments over a 36-month period, including interest. The Bank of Ireland Note Payable contains financial and other customary covenants.

NOTE 7. NOTE PAYABLE—RELATED PARTY

On November 15, 2019, the Company entered into a $3,000 promissory note with a stockholder of the Company (the “Stockholder Note”). The Stockholder Note is unsecured and bears interest at a rate of 6% per annum, payable monthly. The Company paid the full principal and interest accrued on the Stockholder Note in July 2020. The interest expense associated with such Stockholder Note was $0 and $20 for the three months ended September 3, 2021 and 2020, respectively, which is recorded in Interest expense on the Condensed Consolidated Statements of Operations and Comprehensive Loss. Interest expense associated with such Stockholder Note was $0 and $110 for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 8. CONVERTIBLE PREFERRED SERIES EQUITY AND STOCKHOLDERS’ EQUITY

Under its Amended and Restated Articles of Incorporation dated July 22, 2020 and the Board resolution adopted June 27, 2021, the Company had a total of 95,109,045 shares of capital stock authorized for issuance, consisting of 74,687,845 shares of common stock, par value of $0.01 per share, and 20,421,200 shares of convertible preferred stock, par value of $0.01 per share. The convertible preferred stock consists of 13,812,500 shares of Series A convertible preferred stock and 6,608,700 shares of Series B convertible preferred stock.

Common Stock

In January 2021, the Company issued an aggregate of 151,515 shares of its common stock at a price of $6.60, resulting in total proceeds of approximately $1,000.

Common stock reserved for future issuance are as follows:

September 30, 2021
Convertible preferred stock	20,421,200
Common stock options granted and outstanding	5,307,200
Common stock reserved for future option grants	2,069,875
Total common stock reserved for future issuance	27,798,275

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

Series A Convertible Preferred Stock

In December 2011, the Company issued an aggregate of 3,250,005 shares of its Series A convertible preferred stock at a price of $0.30769 per share, resulting in total proceeds of approximately $1,000.

In February and November 2012, the Company issued an aggregate of 10,562,495 shares of its Series A convertible preferred stock at a price of $0.30769 per share, resulting in total proceeds of approximately $3,250.

As of September 30, 2021, there are 13,812,500 shares of Series A convertible preferred stock outstanding.

As of September 30, 2021 and December 31, 2020, the Company’s Series A convertible preferred stock have been classified as temporary equity in the accompanying Condensed Consolidated Balance Sheets given that a majority of the Company’s board of directors seats are held by convertible preferred stockholders and they could cause certain events to occur that are outside of the Company’s control whereby the Company could be obligated to redeem the convertible preferred stock.

In connection with the IPO, all of the shares of the Company’s outstanding Series A convertible preferred stock automatically converted into an aggregate of 13,812,500 shares of the common stock.

Convertible Series B Preferred Stock

In July 2020, the Company issued an aggregate of 6,608,700 shares of its Series B convertible preferred stock at a price of $5.75 per share, resulting in total net proceeds of approximately $36,030, net of issuance costs of $1,970.

As of September 30, 2021, there are 6,608,700 shares of Series B convertible preferred stock outstanding.

As of September 30, 2021 and December 31, 2020, the Company’s Series B convertible preferred stock have been classified as temporary equity in the accompanying balance sheets given that a majority of the Company’s Board of Directors seats are held by convertible preferred stockholders and they could cause certain events to occur that are outside of the Company’s control whereby the Company could be obligated to redeem the convertible preferred stock.

In connection with the IPO, all of the shares of the Company’s outstanding Series B convertible preferred stock automatically converted into an aggregate of 6,608,700 shares of the common stock.

Treasury Stock

The Company purchased a total of 85,050 and 41,665 shares of its common stock during the nine months ended September 30, 2021 and 2020, respectively, for $561 and $231, respectively. Share purchases during the first nine months of September 30, 2021 and 2020 were made at an average of $6.60 and $5.50 per share, respectively. All repurchased shares were recorded in Treasury stock at cost.

NOTE 9. EARNINGS (LOSS) PER SHARE

Basic net (loss) income per share is computed by dividing net (loss) income attributable to common stockholders (the numerator) by the weighted average number of common stock outstanding for the period (the denominator). Diluted net income per common stock attributable to common stockholders is computed by dividing net income by the weighted average number of common stocks outstanding during the period adjusted for the dilutive effects of common stock equivalents using the treasury stock method or the method based on the nature of such securities. In periods when losses from continuing operations are reported, the weighted-average number of common stock outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. The computation of net loss per share for the three months and nine months ended September 30, 2021 and 2020, respectively was as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Net (loss) income attributable to common stockholders
Net (loss) income attributable to Paragon 28, Inc.	$(5,107)	$3,808	$(7,518)	$(667)
Less: Dividends on Series B convertible preferred stock	(574)	(333)	(1,516)	(333)
Net (loss) income attributable to common stockholders	$(5,681)	$3,475	$(9,034)	$(1,000)

Weighted-average common stock outstanding:
Basic	47,005,334	43,429,308	46,926,344	42,792,176
Diluted	47,005,334	61,376,701	46,926,344	42,792,176

Loss per share:
Basic	$(0.12)	$0.08	$(0.19)	$(0.02)
Diluted	$(0.12)	$0.06	$(0.19)	$(0.02)

The following outstanding potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their impact would have been antidilutive for the period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	5,307,200	2,036,390	5,307,200	6,171,280
Series A convertible preferred stock	13,812,500	-	13,812,500	13,812,500
Series B convertible preferred stock	6,608,700	6,608,700	6,608,700	6,608,700

NOTE 10. STOCK-BASED COMPENSATION

The Company approved and adopted the March 11, 2011 stock option plan, which permits the grant of stock options to its employees for up to 15,800,000 shares of common stock. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those options generally, vest based on one to four years of continuous service and have ten-year contractual terms. There were 816,250 and 785,000 options granted during the nine months ended September 30, 2021 and 2020. As of September 30, 2021, the Company had reserved 2,069,875 options for future grant. The time-based stock options vest in equal installments each year from one to four years. The performance-based options are eligible to vest in equal installments each year subject to the individual meeting certain sales targets.

During the three months ended September 30, 2021 and 2020, the Company recognized $1,032 and $365, respectively, of compensation expense related to stock options. During the nine months ended September 30, 2021 and 2020, the Company recognized $2,747 and $1,233, respectively, of compensation expense related to stock options. Stock-based compensation expenses are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

The Company received cash in the amount of $91 and $85 from the exercise of stock options for the three months ended September 30, 2021 and 2020, respectively. The Company received cash in the amount of $442 and $210 from the exercise of stock options for the nine months ended September 30, 2021 and 2020, respectively. The tax benefit from equity options exercised were $19and $18 for the three months ended September 30, 2021 and 2020, respectively. The tax benefit from equity options exercised were $93 and $44 for the nine months ended September 30, 2021 and 2020, respectively.

During the first nine months of 2020, the Company granted certain officers and contractors of the Company an aggregate of 785,000 options at a weighted average strike price of $6.11. Of the options granted, there were time-based options and performance-based options, which vest upon achievement of the sales performance milestone.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

During the first nine months of 2021, the Company granted certain officers and contractors of the Company an aggregate of 816,250 time-based options at a weighted average strike price of $6.60.

The following summarizes the Company’s stock option plan and the activity for the three months and nine months ended September 30, 2021:

Nine Months Ended September 30,
	2021	2020
Expected volatility	52% - 54%	51% - 56%
Expected dividends	-	-
Expected term (in years)	5.75 - 6.25	5.75 - 6.0
Risk-free rate	0.47% - 0.93%	0.35% - 1.66%

The aggregate intrinsic value of options outstanding as of September 30, 2021 is $43,432. The aggregate intrinsic value of vested and exercisable options as of September 30, 2021 is $28,713. The weighted average fair value of options granted during the nine months ended September 30, 2021 and 2020 was $5.04 and $3.26, respectively, on the dates of grant.

As of September 30, 2021, there was approximately $6,979 total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over a weighted average period of 1.86 years.

The fair value of each option award is estimated on the date of grant using a Black Scholes option pricing model. The absence of an active market for the Company’s common stock required it to estimate the fair value of the Company’s common stock for purposes of granting stock options and for determining stock-based compensation expense for the periods presented. The Company obtained third-party valuations to assist in determining the estimated fair value of its common stock in addition to contemporaneous sales of common stock. These third-party valuations used the methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Expected volatilities are based on historical volatilities of comparable companies. The Company uses the “simplified” method of calculation for estimating expected term since the simplified method provides a reasonable estimate in comparison to actual experience. The risk-free rate is based on the U.S. Treasury yield rates for the expected term. The Company does not anticipate that dividends on common stock will be distributed in the near future. Below are the following assumptions used for the nine months ended September 30, 2021 and 2020 in determining the fair value of each option award:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding December 31, 2020	4,759,530	$4.55	7.84
Granted	816,250	6.49
Exercised	(234,205)	1.89
Forfeited or expired	(34,375)	6.16
Outstanding September 30, 2021	5,307,200	$5.52	7.63
Exercisable September 30, 2021	2,864,992	$3.68	6.27
Vested and expected to vest at September 30, 2021	5,307,200	$5.52	7.63

NOTE 11. EMPLOYEE BENEFIT PLAN

The Company sponsors a defined contribution plan for eligible employees who are 21 years of age with three months of service can voluntarily contribute up to 100% of their eligible compensation. The Company has elected a Safe Harbor plan in which the Company must contribute 3% of eligible compensation. In addition, the Company may make discretionary contributions which are determined and authorized by the Board of Directors each plan year. The Company made matching contributions to its employee benefit

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

plan of $129 and $111 for the three months ended September 30, 2021 and 2020, respectively. The Company made matching contributions to its employee benefit plan of $425 and $360 for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 12. INCOME TAXES

The effective tax rates for the nine months ended September 30, 2021 and 2020 are as follows:

	Nine Months Ended September 30,
	2021	2020
Effective tax rate	-6.3%	-227.9%

For the three months ended September 30, 2021 and 2020, the Company recorded tax expense of $105 and benefit of $19, respectively. For the nine months ended September 30, 2021 and 2020, the Company recorded tax expense of $437 and $1,396, respectively. The majority of change in tax expense recorded in 2020 versus 2021 relates to losses generated in the U.S. for which no benefit is recognized.

The Company’s 2021 and 2020 income tax expense and rates differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of the U.S. jurisdiction that has a full valuation allowance recorded on U.S. deferred tax assets. In addition, the tax rate is lower than the U.S. statutory federal tax rate as a result of foreign earnings that are taxed at lower tax rates.

The Company continues to monitor the realization of its deferred tax assets and assesses the need for a valuation allowance. The Company analyzes available positive and negative evidence to determine if a valuation allowance is needed based on the weight of the evidence. This objectively verifiable evidence includes the current & prior two years' profit and loss positions after considering pre-tax book income plus or minus permanent adjustments as well as other positive & negative evidence available. This process requires management to make estimates, assumptions, and judgments that are uncertain in nature. The Company has established a valuation allowance with respect to deferred tax assets in the U.S. and continues to monitor and assess potential valuation allowances in all its jurisdictions.

NOTE 13. COMMITMENTS AND CONTIGENCIES

Leases

The Company leases office space, machinery and equipment under long-term lease agreements expiring through 2029. Rent expense under operating leases totaled $339 and $321 for the three months ended September 30, 2021 and 2020, respectively, and is included in Selling, general, and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Rent expense under operating leases totaled $1,006 and $1,007 for the nine months ended September 30, 2021 and 2020, respectively.

Legal Proceedings

We are involved in various lawsuits, claims, inquiries, and other regulatory and compliance matters, most of which are routine to the nature of our business. When it is probable that a loss will be incurred and where a range of the loss can be reasonably estimated, the best estimate within the range is accrued. When the best estimate within the range cannot be determined, the low end of the range is accrued. The ultimate resolution of these claims could affect future results of operations should our exposure be materially different from our estimates or should liabilities be incurred that were not previously accrued. Potential insurance reimbursements are not offset against potential liabilities.

During 2018 Wright Medical Technology, Inc. (“Wright Medical”) sued the Company, claiming patent infringement targeting essentially all of our patents. The case was subsequently updated to include trade secret misappropriations. We have filed motions to dismiss all allegations. We currently believe that we have substantial and meritorious defenses to Wright Medical’s claims and intend to vigorously defend our position, including through the trial and appellate stages if necessary. As the case is ongoing, we are unable to determine the likelihood of an outcome or estimate a range of reasonably possible settlement, if any. Accordingly, we have not made an

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

accrual for any possible loss. The outcome of any litigation, however, is inherently uncertain, and an adverse judgment or settlement in the Wright Medical proceeding, if any, could materially and adversely affect our business, financial position, results of operations or cash flows. We have incurred, and expect that we will continue to incur, significant expense in defending against the allegations made by Wright Medical.

NOTE 14. RELATED PARTY TRANSACTIONS

The Company has a license agreement dated July 1, 2017 for certain intellectual property with an entity that is affiliated with one of the directors of the Company, under which the Company pays a royalty of four percent (4%) of net revenue related to the licensed intellectual property for the 15 years following the date of first sale, including a minimum annual payment of $250. The term of the agreement is 20 years, and automatically renews for five-year periods thereafter. Payments to the entity under this license agreement totaled $29 and $16 for the three months ended September 30, 2021 and 2020, respectively. Payments to the entity under this license agreement totaled $236 and $82 for the nine months ended September 30, 2021 and 2020, respectively. Amounts payable to this entity as of September 30, 2021 and December 31, 2020 were $25 and $175, respectively.

The Company purchased property and equipment of $299 and $323 for the three months ended September 30, 2021 and 2020, respectively, from a related party tray manufacturing company. The Company purchased property and equipment of $827 and $1,169 for the nine months ended September 30, 2021 and 2020, respectively, from a related party tray manufacturing company. Amounts payable as of September 30, 2021 and December 31, 2020 to this related party were $73 and $102, respectively.

The Company paid professional services fees to a related party totaling $148 and $251 for the three months ended September 30, 2021 and 2020, respectively, and are included in Selling, general, and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company paid professional services fees to a related party totaling $485 and $400 for the nine months ended September 30, 2021 and 2020, respectively. Amounts payable as of September 30, 2021 and December 31, 2020 to this related party were $34 and $68, respectively.

On August 27, 2017, the Company entered into a standard supplier quality agreement with a related party, owned by a non-officer employee of the Company, for purchases of screws and surgical instrumentation. Payments to the related party under the agreement totaled $241 and $240 for the three months ended September 30, 2021 and 2020, respectively, and are included in Costs of goods sold in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Payments to the related party under the agreement totaled $554 and $507 for the nine months ended September 30, 2021 and 2020, respectively. Amounts payable to the related party as of September 30, 2021 and December 31, 2020 were $238 and $119, respectively.

NOTE 15. SEGMENT AND GEOGRAPHIC INFORMATION

The following table represents total net revenue by geographic area, based on the location of the customer for the three months and nine months ended September 30, 2021 and 2020, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$31,882	$27,482	$92,014	$68,593
International	3,969	2,786	12,675	7,331
Total net revenue	$35,851	$30,268	$104,689	$75,924

No individual country with net revenue originating outside of the United States accounted for more than 10% of consolidated net revenue for the three months and nine months ended September 30, 2021 and 2020.

The following table represents total assets by geographic area for the as of September 30, 2021 and December 31, 2020, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

	September 30, 2021	December 31, 2020
United States	$108,951	$85,489
International	12,597	12,094
Total assets	$121,548	$97,583

No individual country with total assets outside of the United States accounted for more than 10% of consolidated total assets as of September 30, 2021 and December 31, 2020.

NOTE 16. SUBSEQUENT EVENTS

We have evaluated subsequent events through November 22, 2021 which is the date these Condensed Consolidated Financial Statements were available to be issued.

On October 8, 2021, the Company filed a certificate of amendment (“Certificate of Amendment”) with the Secretary of State of the State of Delaware, pursuant to which, the Company effected a 5-for-1 forward stock split of the Company’s authorized, issued and outstanding common stock, the Company’s authorized, issued and outstanding Series A convertible preferred stock, and the Company’s authorized, issued and outstanding Series B convertible preferred stock (the “Stock Split”). The Stock Split was approved by the Company’s Board of Directors on October 6, 2021. All share amounts and per share data presented in the accompanying Condensed Consolidated Financial Statements have been retrospectively adjusted to reflect the forward stock split for all periods presented.

On October 19, 2021, the Company completed its IPO by issuing and selling 8,984,375 shares of its common stock, at a price to the public of $16.00 per share. The gross proceeds to the Company from the initial public offering were $143,750, before deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The net proceeds after deducting underwriting discounts and commissions were $133,688. The Company has incurred $2,977 of offering expenses classified as deferred IPO costs as of September 30, 2021 that will be offset against proceeds for the quarter ended December 31, 2021. Concurrent with the IPO, the Company issued 2,578,000 stock options with an exercise price of $16.00 per share and an estimated fair market value of $8.35 per share.

On October 19, 2021, upon the completion of the IPO, all convertible preferred stocks then outstanding, including 13,812,500 shares of Series A convertible preferred stock and 6,608,700 shares of Series B convertible preferred stock, converted into an aggregate of 20,421,200 shares of common stock. Pursuant to the terms of the Series B convertible preferred stock offering, the $2,328 of cash dividends accrued as of September 30, 2021 were cancelled upon conversion of the Series B preferred stock into common stock.

In October 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Incentive Award Plan (“2021 Plan”), which became effective in connection with the IPO. The 2021 Plan provides for the grant of incentive stock options, stock appreciation rights, restricted stock, RSU, performance stock units, performance bonus awards, dividend equivalents, and other stock or cash based awards. The number of shares of the Company’s common stock reserved for issuance under the 2021 Plan is 7,641,979 shares.

In October 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (“ESPP”), which became effective in connection with the IPO. The ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees. The ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 1,329,040 shares of the Company’s common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes thereto included elsewhere in this quarterly report as well as our audited financial statements and the notes related thereto for the year ended December 31, 2020 that are included in our final prospectus dated October 14, 2021 that forms a part of our Registration Statement on Form S-1 (File No. 333-259789) that was filed with the SEC pursuant to Rule 424(b) (the Final Prospectus). This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included in our Final Prospectus.

Overview

We are a leading medical device company exclusively focused on the foot and ankle orthopedic market and we are dedicated to improving patient lives. Our innovative orthopedic solutions, procedural approaches and instrumentation cover a wide range of foot and ankle ailments including fracture fixation, bunions, hammertoe, ankle, progressive collapsing foot deformity (PCFD) or flatfoot, charcot foot and orthobiologics. To treat these painful, debilitating or even life-threatening conditions, we provide a comprehensive portfolio of solutions that includes surgical implants and disposables, as well as surgical instrumentation. Our broad suite of surgical solutions comprises 72 product systems, including approximately 8,700 SKUs to help fit the specific needs of each patient. We design each of our products with both the patient and surgeon in mind, with the goal of improving outcomes, reducing ailment recurrence and complication rates, and making the procedures simpler, consistent and reproducible. We believe our passion, expertise, and exclusive focus in the foot and ankle market has allowed us to better understand the needs of our patients and physicians, which has enabled us to create innovations and enhanced solutions that disrupt and transform the foot and ankle market. As a result, we have experienced significant growth and momentum in our business.

We established Paragon 28 in 2010 as a company exclusively dedicated to the foot and ankle market. Since then, we have developed a comprehensive portfolio of foot and ankle surgical systems and procedural techniques designed to address the primary conditions requiring treatment in the foot and ankle, including fracture fixation; bunions; hammertoe; ankle; PCFD or flatfoot; charcot foot; and orthobiologics.

Our broad commercial footprint spans across all 50 United States and 23 other countries. In the United States we primarily sell to hospitals and ambulatory surgery centers through a network of primarily independent sales representatives, the majority of whom are exclusive. Outside the United States we primarily sell to hospitals and ambulatory surgery centers through a network of sales representatives and stocking distributors. We plan to efficiently grow our sales organization and network to expand into new territories in the United States. We are also highly focused on expanding our global network by expanding our sales footprint in existing and select new international markets based on our assessment of size and opportunity.

We currently leverage multiple third-party manufacturing relationships to ensure low cost production while maintaining a capital efficient business model. We have multiple sources of supply for many of our surgical solutions’ critical components. Nearly all of our supply agreements do not have minimum manufacturing or purchase obligations. As such, we generally do not have any obligation to buy any given quantity of products, and our suppliers generally have no obligation to sell to us or to manufacture for us any given quantity of our products or components for our products. In most cases, we have redundant manufacturing capabilities for each of our products. Except during the height of the COVID-19 pandemic, we have not experienced any significant difficulty obtaining our products or components for our products necessary to meet demand, and we have only experienced limited instances where our suppliers had difficulty supplying products by the requested delivery date. We believe manufacturing capacity is sufficient to meet market demand for our products for the foreseeable future.

Net revenue increased from $75.9 million for the nine months ended September 30, 2020 to $104.7 million for the nine months ended September 30, 2021, an increase of 38%, and from $30.3 million for three months ended September 30, 2020 to $35.9 for the three months ended September 30, 2021, an increase of 18%.

Net loss increased from $0.7 million for the nine months ended September 30, 2020 to $7.5 million for the nine months ended September 30, 2021 and net income decreased from $3.8 million for the three months ended September 30, 2020 to a net loss of $5.1 million for the three months ended September 30, 2021.

Adjusted EBITDA decreased from $7.5 million for the nine months ended September 30, 2020 to $2.9 million for the nine months ended September 30, 2021 and from $6.3 million for the three months ended September 30, 2020 to negative $1.0 million for the three months ended September 30, 2021. Adjusted EBITDA is not a financial measure under U.S. generally accepted accounting principles (GAAP). See “—Non-GAAP Financial Measures” for an explanation of how we compute this non-GAAP financial measure and for the reconciliation to the most directly comparable GAAP financial measure.

As of December 31, 2020 and September 30, 2021, we had cash of $17.5 million and $7.9 million and retained earnings of $12.4 million and $3.4 million, respectively. Our primary sources of capital from inception through September 30, 2021 have been from cash flows from operations, private placements of convertible preferred securities and the incurrence of indebtedness.

On October 19, 2021, we completed our initial public offering of 8,984,375 shares of our common stock, at a price to the public of $16.00 per share. The gross proceeds from the initial public offering were approximately $143.8 million, before deducting underwriting discounts and commissions and estimated offering expenses payable by us. The net proceeds after deducting underwriting discounts and commissions were $133.7 million. We have incurred $3.0 million of offering expenses classified as deferred IPO costs as of September 30, 2021 that will be offset against proceeds for the quarter ended December 31, 2021. Upon the completion of the IPO, all convertible preferred stocks then outstanding, including 13,812,500 shares of our Series A convertible preferred stock and 6,608,700 shares of our Series B convertible preferred stock, converted into an aggregate of 20,421,200 shares of common stock. The $2,328 of accrued cash dividends for the Series B convertible preferred stock were not declared by the board and consequently reversed upon conversion.

We believe that our existing cash, available debt borrowings and expected operating cash flows will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months. Based upon our current operating plan, we believe that the net proceeds from this offering, together with our existing cash, will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months from the date of this offering.

We have invested heavily in both research and development and expansion of our sales and marketing functions and expect to continue to make substantial investments in these areas. Moreover, we expect to incur additional expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the United States Securities and Exchange Commission (SEC) and those of the NYSE, additional insurance expenses, investor relations activities and other administrative and professional services. As a result of these and other factors, we may require additional financing to fund our operations and planned growth. We may also seek additional financing opportunistically. We may seek to raise any additional capital by entering into partnerships or through public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. If we raise additional funds by issuing equity securities, our stockholders may experience dilution.

Factors Affecting Our Results of Operations

We believe our performance and continued success depend on several factors that present significant opportunities. These factors include:

Investments in Product Development and Innovation, including Smart 28

We expect to continue to focus on long-term revenue growth through investments in our business. In research and development, our team is continually working on new products and iterations of our existing products. Further, we anticipate we will continue to invest significantly in our Smart 28 initiatives in order to improve patient outcomes by augmenting existing products and creating new products and related services that employ advanced technologies. We are committed to continuously expanding our portfolio of foot and ankle solutions and to bring next-generation products to market. While research and development and clinical testing are time consuming and costly, we believe expanding into new indications, implementing product improvements and continuing to demonstrate the efficacy, safety and cost effectiveness of our products through clinical data are all critical to increasing the adoption of our solutions. We continue to invest in programs to educate physicians who treat foot and ankle about the advantage of products. Accordingly, in the near term, we expect these activities to increase our operating expenses, but in the longer term we anticipate they will positively impact our business and results of operations.

Continued Commercial Expansion in the United States and International Markets

In sales and marketing, we are also dedicating meaningful resources to expand our commercial team in the United States and in international markets. Our top commercial priorities in the United States include sales force expansion, expansion of our surgeon customer base, sales force channel productivity and increasing surgeon utilization. Our top commercial priorities in the international markets include expanding our market share in existing countries and targeting new countries where we can maximize strong average selling price (ASP) and margins. Our current expansion targets include Brazil, Colombia, Japan, Mexico, Sweden, Taiwan and Costa Rica, and we are exploring potential future opportunities in India, China and Russia. This process requires significant education and training for our commercial team to achieve the level of technical competency with our products that is expected by physicians and to gain experience building demand for our products. Upon completion of the training, our commercial team typically requires time in the field to grow their network of accounts and increase their productivity to the levels we expect. Successfully recruiting, training and retaining additional sales representatives will be required to achieve growth, which will require significant investments by us.

Continued and Expanded Access to Hospital Facilities

In the United States, in order for physicians to use our products, the hospital facilities where these physicians treat patients often require us to enter into purchasing contracts directly with the hospital facilities or with the GPOs of which the hospital facilities are members. This process can be lengthy and time-consuming and requires extensive negotiations and management time. In markets outside the United States, we may be required to engage in a contract bidding process in order to sell our products, where the bidding processes are only open at certain periods of time, and we may not be successful in the bidding process.

Inventory, Surgical Instrumentation and Supply Chain Management

Given the large variety and number of products we sell, in order to market and sell them effectively, we must maintain significant levels of inventory and surgical instrumentation. As a result, a significant amount of cash is expended for inventory and surgical instrumentation. There may also be times in which we determine that our inventory does not meet our product requirements. We may also over- or underestimate the quantities of required components, in which case we may expend extra resources or be constrained in the amount of end product that we can procure. These factors subject us to the risk of obsolescence and expiration, which may lead to impairment charges. Additionally, as we release later generations of products that contain advancements or additional features, the earlier generations may become obsolete.

Seasonality

We have experienced and expect to continue to experience seasonality in our business, with our highest sales volumes in the U.S. occurring in the fourth calendar quarter. Our U.S. sales volumes in the fourth calendar quarter tend to be higher as many patients elect to have surgery after meeting their annual deductible and having time to recover over the winter holidays.

Impact of COVID-19 Pandemic

In response to COVID-19, certain states within the United States implemented shelter-in-place rules requiring certain businesses not deemed “essential,” to close and requiring elective procedures to be delayed. As a result, our revenue growth was adversely impacted particularly from March 2020 through May 2020 when such shelter-in-place restrictions were largely eased. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the United States and international economies. Further, the prevalence of new and potentially more contagious variants, such as the Delta variant, continue to create uncertainty for the duration and impact of the pandemic. The COVID-19 pandemic continues to have a material impact on our business and we cannot reasonably estimate the length or severity of this pandemic and its impact on the number of surgical procedures, in particular elective procedures, that are performed.

Non-GAAP Financial Measures

Use of Non-GAAP Financial Measures and Their Limitations

In addition to our results and measures of performance determined in accordance with U.S. GAAP, we believe that certain non-GAAP financial measures are useful in evaluating and comparing our financial and operational performance over multiple periods, identifying trends affecting our business, formulating business plans and making strategic decisions.

Adjusted EBITDA is a key performance measure that our management uses to assess our financial performance and is also used for internal planning and forecasting purposes.

We believe that Adjusted EBITDA, together with a reconciliation to net income, helps identify underlying trends in our business and helps investors make comparisons between our company and other companies that may have different capital structures, tax rates, or different forms of employee compensation. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects, and allowing for greater transparency with respect to a key financial metric used by our management in its financial and operational decision-making. Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider these measures in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these potential limitations include:

•
other companies, including companies in our industry which have similar business arrangements, may report Adjusted EBITDA, or similarly titled measures but calculate them differently, which reduces their usefulness as comparative measures;
•
although depreciation and amortization expenses are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditures for such replacements or for new capital expenditure requirements;
•
Adjusted EBITDA also does not reflect changes in, or cash requirements for, our working capital needs or the potentially dilutive impact of stock based compensation; and
•
Adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debt that we may incur.

Because of these and other limitations, you should consider our non-GAAP measures only as supplemental to other GAAP-based financial measures. For a full reconciliation of Adjusted EBITDA to the most comparable GAAP financial measure, please see “—Reconciliation Between GAAP and Non-GAAP Measure.

Reconciliation Between GAAP and Non-GAAP Measure

We define Adjusted EBITDA as net income before interest expense, income tax expense, depreciation and amortization, stock-based compensation expense and non-recurring expenses. For a full reconciliation of Adjusted EBITDA for the three months and nine months ended September 30, 2021 and 2020 to the most comparable GAAP financial measure, please see the following table.

	Three Months Ended September 30,		Nine Months Ended September 31,
	2021	2020	2021	2020
	(in thousands)
Net Income (loss)	$(5,107)	$3,808	$(7,518)	$(667)
Interest expense	573	70	1,174	532
Income tax expense (benefit)	105	(19)	437	1,396
Depreciation and amortization expense	2,424	1,545	6,103	4,479
Stock based compensation expense	1,032	365	2,747	1,233
Excess and obsolete inventory expense related to supply chain disruption (1)	—	519	—	519
Adjusted EBITDA	$(973)	$6,288	$2,943	$7,492

(1) Represents non-recurring excess and obsolete inventory expense caused by supply chain purchasing process disruption during the COVID-19 pandemic.

Components of Our Results of Operations

Net Revenue

We currently derive our revenue from the sale of our foot and ankle orthopedic solutions, primarily implants. We also record as revenue any amounts billed to customers for shipping costs and record as cost of goods sold the actual shipping costs. We have elected to exclude from the measurement of the transaction price all taxes, such as sales, use, value-added, assessed by government authorities and collected from a customer. Therefore, revenue is recognized net of such taxes. No single customer accounted for 10% or more of our net revenue in the three and nine months ended September 30, 2021 and 2020. We expect our net revenue to increase in the foreseeable future as we expand our sales territories, add new customers and increase the utilization of our products by our existing customers, though net revenue may fluctuate from quarter to quarter due to a variety of factors, including availability of reimbursement, the size and success of our sales force, the number of hospitals and physicians who are aware of and use our products and seasonality.

Cost of Goods Sold

Cost of goods sold consists primarily of finished products purchased from third-party suppliers, shipping costs, excess and obsolete inventory adjustments and royalties. Implants are manufactured to our specifications primarily by third-party suppliers in the United States. Cost of goods sold is recognized at the time the implant is used in surgery and the related revenue is recognized. Prior to use in surgery, the cost of our implants is recorded as inventories, net in our consolidated balance sheets. Cost of goods sold is expected to increase due primarily to increased sales volume.

We calculate gross profit as net revenue less cost of goods sold, and gross margin as gross profit divided by net revenue. We expect our gross profit to increase in the foreseeable future as our net revenue grows, though our gross profit and gross margin have been and will continue to be affected by a variety of factors, primarily average selling prices, third-party manufacturing costs, change in mix of customers, excess and obsolete inventory adjustments, royalties and seasonality of our business. Our gross margin is higher for products we sell in the United States versus internationally due to higher average selling prices. We expect our gross margin to fluctuate from period to period, however, based upon the factors described above and seasonality.

Operating Expenses

Research and Development

Research and development expense is comprised of engineering costs and research programs related to new product and sustaining product development activities, clinical studies and trials expenses, quality and regulatory expenses, and salaries, bonuses and benefits related to research and development functions. We maintain a procedurally focused approach to product development and have projects underway to add new systems across multiple foot and ankle indications and to add additional functionality to our existing systems. We expect our research and development expenses to increase as we hire additional personnel to develop new product offerings and product enhancements, including Smart 28 initiatives.

Selling, General, and Administrative

Selling, general, and administrative expenses consist primarily of commissions paid to U.S. sales representatives, salaries, bonuses, and benefits related to selling, marketing, and general and administrative functions, and stock-based compensation. In addition, selling, general, and administrative expenses consist of the costs associated with marketing initiatives, physician and sales force medical education programs, surgical instrument depreciation, travel expenses, professional services fees (including legal, finance, audit and tax fees), insurance costs, facility expenses and other general corporate expenses.

We expect selling, general, and administrative expenses to continue to increase in the foreseeable future as we continue to grow our business, though it may fluctuate from quarter to quarter. We also expect our administrative expenses, including stock-based compensation expense, to increase as we increase our headcount and expand our facilities and business processes to support our operations as a public company. Additionally, we anticipate increased expenses related to audit, legal, regulatory and tax-related services associated with being a public company, compliance with exchange listing and SEC requirements, director and officer insurance premiums and investor relations costs. We also expect to see an increase in our stock-based compensation expense with the establishment of a new equity plan associated with this offering and related grants either in the form of restricted stock units or options. In addition, we expect to continue to incur significant legal expenses related to the Wright Medical Litigation. Our selling, general and administrative expenses may fluctuate from period to period due to the seasonality of our business and as we continue to add direct sales territory managers in new territories.

Interest Expense

Interest expense consists of interest incurred and amortization of financing costs during the reported periods.

Results of Operations

For the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the period presented below:

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
	($ in thousands)
Net revenue	$35,851	$30,268	$5,583	18%
Cost of goods sold	7,096	7,049	47	1%
Gross profit	28,755	23,219	5,536	24%
Operating expenses
Research and development	4,118	2,346	1,772	76%
Selling, general, administrative	28,968	16,958	12,010	71%
Total operating expenses	33,086	19,304	13,782	71%
Operating income (loss)	(4,331)	3,915	(8,246)	(211)%
Other income (expense)	(98)	(56)	(42)	(75)%
Interest expense	(573)	(70)	(503)	(719)%
Income (loss) before income taxes	(5,002)	3,789	(8,791)	(232)%
Income tax expense (benefit)	105	(19)	124	653%
Net income (loss)	(5,107)	3,808	(8,915)	(234)%

The following table represents total net revenue by geographic area, based on the location of the customer for the three months ended September 30, 2021 and 2020, respectively.

	Three Months Ended September 30,
	2021	2020
United States	$31,882	$27,482
International	3,969	2,786
Total net revenue	$35,851	$30,268

Net Revenue. Net revenue increased $5.6 million, or 18%, from $30.3 million in the three months ended September 30, 2020 to $35.9 million in the same period in 2021. The increase in net revenue was due to a $4.4 million or 16% increase in U.S. net revenue driven by an increase in the number of producing U.S. sales representatives and a higher amount of revenue generated per producing sales representative, driven primarily by new product offerings. International revenue increased $1.2 million or 42% due to volume increases in our three largest international markets of Australia, South Africa, and the United Kingdom.

Cost of Goods Sold and Gross Profit Margin. Despite increased net revenue during the three months ended September 30, 2021, cost of goods sold was $7.1 million during both the three months ended September 30, 2021 and September 30, 2020. We sold a greater mix of higher gross profit margin products and had decreased excess and obsolete inventory expenses during the three months ended September 30, 2021. During the three months ended September 30, 2020, we incurred a $0.5 million, or 1.7% of net revenue, excess and obsolete inventory adjustment resulting from disruption in supply chain purchasing processes during the COVID-19 pandemic. As a result of the above, gross profit margin for the three months ended September 30, 2021 increased to 80.2%, compared to 76.7% in the same period of 2020.

Research and Development Expenses. Research and development expenses increased $1.8 million, or 76%, from $2.3 million in the three months ended September 30, 2020 to $4.1 million in the same period in 2021. The increase in research and development expenses was due to additional investments in new product development efforts and our quality management system, including increased personnel expenses.

Selling, General, and Administrative Expenses. Selling, general and administrative expenses increased $12.0 million, or 71%, from $17.0 million in the three months ended September 30, 2020 to $29.0 million in the same period in 2021. The increase in selling, general, and administrative expenses was primarily due to increased sales and marketing expenses, including U.S. commission expenses related to higher net revenue, investments in the expansion of our U.S. sales force, increased medical education, increased surgical instrument depreciation expense, and increased general and administrative expenses comprised of personnel expenses including stock based compensation expense and third party legal, accounting, and information technology services.

Interest Expense. Interest expense increased to $0.6 million for the three months ended September 30, 2021 from $0.1 million for the three months ended September 30, 2020 primarily due to higher levels of outstanding debt.

For the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the period presented below:

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
	($ in thousands)
Net revenue	$104,689	$75,924	$28,765	38%
Cost of goods sold	20,209	15,386	4,823	31%
Gross profit	84,480	60,538	23,942	40%
Operating expenses
Research and development	11,254	8,174	3,080	38%
Selling, general, administrative	79,009	50,962	28,047	55%
Total operating expenses	90,263	59,136	31,127	53%
Operating income (loss)	(5,783)	1,402	(7,185)	(512)%
Other income (expense)	(124)	(141)	17	12%
Interest expense	(1,174)	(532)	(642)	(121)%
Income (loss) before income taxes	(7,081)	729	(7,810)	1,071%
Income tax expense (benefit)	437	1,396	(959)	(69)%
Net income (loss)	(7,518)	(667)	(6,851)	(1,027)%

The following table represents total net revenue by geographic area, based on the location of the customer for the nine months ended September 30, 2021 and 2020, respectively.

	Nine Months Ended September 30,
	2021	2020
United States	$92,014	$68,593
International	12,675	7,331
Total net revenue	$104,689	$75,924

Net Revenue. Net revenue increased $28.8 million, or 38%, from $75.9 million in the nine months ended September 30, 2020 to $104.7 million in the same period in 2021. The increase in net revenue was due to a $23.4 million or 34% increase in U.S. net revenue driven by an increase in the number of U.S. producing sales representatives and a higher amount of revenue generated per producing sales representative, driven primarily by new product offerings. International revenue increased $5.3 million primarily due to volume increases in our three largest international markets of Australia, South Africa, and the United Kingdom.

Cost of Goods Sold and Gross Profit Margin. Cost of goods sold increased $4.8 million, or 31%, from $15.4 million in the nine months ended September 30, 2020 to $20.2 million in the same period in 2021. The increase in cost of goods sold during the nine months ended September 30, 2021 was primarily due to increased variable costs of goods sold resulting from higher net revenue. Gross profit margin for the nine months ended September 30, 2021 increased to 80.7%, compared to 79.7% in the same period of 2020, primarily the result of the $0.5 million, or 0.7% of net revenue, excess and obsolete inventory adjustment during the nine months ended September 30, 2020 resulting from disruption in supply chain purchasing processes during the COVID-19 pandemic.

Research and Development Expenses. Research and development expenses increased $3.1 million, or 38%, from $8.2 million in the nine months ended September 30, 2020 to $11.3 million in the same period in 2021. The increase in research and development expenses was due to additional investments in new product development efforts and our quality management system, including increased personnel expenses.

Selling, General, and Administrative Expenses. Selling, general and administrative expenses increased $28.0 million, or 55%, from $50.9 million in the nine months ended September 30, 2020 to $79.0 million in the same period in 2021. The increase in selling, general, and administrative expenses was primarily due to increased sales and marketing expenses, including U.S. commission expenses related to higher net revenue, investments in the expansion of our U.S. sales force, increased medical education, increased surgical instrument depreciation expense, and increased general and administrative expenses comprised of personnel expenses including stock based compensation expense, ERP implementation expenses, and third party legal, accounting, and information technology services

Interest Expense. Interest expense increased to $1.2 million for the nine months ended September 30, 2021 from $0.5 million for the nine months ended September 30, 2020 primarily due to higher levels of outstanding debt.

Liquidity and Capital Resources

As of December 31, 2020 and September 30, 2021, we had cash of $17.5 million and $7.9 million, and retained earnings of $12.4 million and $3.8 million, respectively. Our primary sources of capital from inception through September 30, 2021 have been from cash flows from operations, private placements of convertible preferred securities, and the incurrence of indebtedness.

On October 19, 2021, we completed our initial public offering of 8,984,375 shares of our common stock, at a price to the public of $16.00 per share. The gross proceeds from the initial public offering were approximately $143.8 million, before deducting underwriting discounts and commissions and estimated offering expenses payable by us. The net proceeds after deducting underwriting discounts and commissions were $133.7 million. We have incurred $3.0 million of offering expenses classified as deferred IPO costs as of September 30, 2021 that will be offset against proceeds for the quarter ended December 31, 2021.

On May 6, 2021, we entered into a new credit agreement with Midcap Financial Trust (Midcap) to provide up to $70.0 million in total borrowings, including a $30.0 million revolving loan and a $40.0 million deferred draw term loan, secured by our intellectual property and other assets, and used a portion of proceeds to repay our former term loan agreement. At September 30, 2021, we have $26.0 million of Midcap debt outstanding including $16.0 million under the Midcap Revolving Loan (defined below) and $10.0 million under the Midcap Term Loans (defined below). We believe that our existing cash, additional available borrowings under our Midcap credit facility and expected revenues will be sufficient to meet our capital requirements and fund our operations for the next 12 months. However, we may decide to raise additional financing, in addition to the net proceeds from this offering, to support further growth of our operations.

Long-Term Obligations

Vectra Bank Colorado Loan Agreements

On June 20, 2018, we entered into a loan agreement (the VBC Loan Agreement) with Zions Bancorporation, N.A. dba Vectra Bank Colorado (VBC). The VBC Loan Agreement consisted of a $12.5 million revolving line of credit (the Revolving Loan). The borrowing base on the Revolving Loan is an amount equal to the greater of 1.25 multiplied by our EBITDA for the past 12 months or the sum of: (1) 85% of eligible accounts plus (2) 50% of eligible inventory plus (3) 30% of eligible fixed assets. The Revolving Loan bears interest at the adjustable rate equal to the one-month London Inter-bank Offered Rate (LIBOR) rate plus an applicable margin per annum, but not less than 2.00%, and had an original maturity of December 1, 2018. The applicable margin is subject to adjustment as provided in the VBC Loan Agreement. The Revolving Loan may be used only for working capital purposes. The original VBC Loan Agreement was secured by all assets and personal property of the Company, including all goods, equipment, inventory, cash, intellectual property, and certificates of deposit. The VBC Loan Agreement contains financial and other customary covenants.

On November 27, 2018, we entered into the First Amendment to the VBC Loan Agreement (the First VBC Loan Amendment). The First VBC Loan Amendment extended the Revolving Loan maturity to June 30, 2019. A new Intellectual Property Security Agreement, dated November 27, 2018, was executed in connection with the First VBC Loan Amendment which grants a security interest in substantially all of our assets, including all right, title, and interest of all of our owned and subsequently acquired copyrights, trademarks, and patents and all products and proceeds thereof to VBC. On April 25, 2019, we entered into the Second Amendment to the VBC Loan Agreement (the Second VBC Loan Amendment). The Second VBC Loan Amendment added a $5.0 million term loan facility (the Term Loan) to the VBC Loan Agreement. The Term Loan bears interest at the adjustable rate equal to the one-month LIBOR plus an applicable margin per annum and has a maturity date of April 25, 2021. The Term loan may only be used to fund new equipment purchases and tenant improvements at our leased facilities. On June 17, 2019, we entered into the Third Amendment to the VBC Loan Agreement (the Third VBC Loan Amendment). The Third VBC Loan Amendment extended the maturity date of the Revolving Loan to August 31, 2019. No other terms of the VBC Loan Agreement were materially changed. On September 23, 2019, we entered into the Fourth Amendment to the VBC Loan Agreement (the Fourth VBC Loan Amendment). The Fourth VBC Loan Amendment extended the maturity date of the Revolving Loan to June 30, 2020. The Fourth VBC Loan Amendment also sets forth a minimum tangible net worth calculated as total assets, excluding intangible assets, less total liabilities (i) of not less than $18.0 million tested quarterly on a rolling four-quarter basis commencing June 30, 2018, and (ii) of not less than $20.9 million tested quarterly on a rolling four-quarter basis commencing September 30, 2019. On November 6, 2019, we entered into the Fifth Amendment to the VBC Loan Agreement (the Fifth VBC Loan Amendment). The Fifth VBC Loan Amendment added a $5.0 million draw-to-term loan facility (the Buyout Loan) to the VBC Loan Agreement. The Buyout Loan had a maturity date of June 30, 2020 and bore interest at the adjustable rate equal to the one-month LIBOR rate plus 2.00% per annum. On March 27, 2020, we entered into the Amended and Restated VBC Loan Agreement (the New VBC Loan Agreement) with VBC. The New VBC Loan Agreement refinanced the existing Term Loan and existing Buyout Loan into a single term loan in the aggregate principal amount of $6.8 million (the New 2020 Term Loan) and increased the maximum principal amount of the existing Revolving Loan to $15.0 million (the New 2020 Revolving Loan). The maturity date for both loans was September 30, 2020 and was subsequently extended to October 5, 2023. The New VBC Loan Agreement is secured by substantially all of our assets. The New VBC Loan Agreement contains financial and other customary covenants and bears an interest rate of 3% per annum. The Company repaid this New 2020 Revolving Loan in 2021.

Midcap Loan Agreement

On May 6, 2021, we entered into a term loan agreement (the Midcap Term Loan Agreement) with Midcap Financial Trust (Midcap) as agent and lenders named therein. The Midcap Term Loan Agreement includes two tranches, with the first being for a total of $10.0 million (the First Tranche) and the second being for a total of $30.0 million (the Second Tranche, and together with the First Tranche, the Midcap Term Loans). The First Tranche was fully funded on May 6, 2021. The Second Tranche remains fully available and may be funded from May 6, 2021 until December 31, 2022, or if earlier, upon the occurrence of an event of default under the Midcap Term Loan Agreement. The Midcap Term Loans mature on May 1, 2026. The Midcap Term Loans accrue interest at the LIBOR Rate plus 6.00% per annum.

On May 6, 2021, we also entered into a revolving loan agreement (the Midcap Revolving Loan Agreement, and together with the Midcap Term Loan Agreement, the Midcap Loan Agreements) with Midcap as an agent and the lenders named therein. Pursuant to the terms of the Midcap Revolving Loan Agreement, as of May 6, 2021 we had access to a $20.0 million revolving line of credit (the Midcap Revolving Loan), that can increase by an additional $10.0 million upon our written request and the consent of the agent and lenders. The Midcap Revolving Loan Agreement matures on May 1, 2026. The Midcap Revolving Loan accrues interest at the LIBOR Rate plus 3.00% per annum.

The Midcap Loan Agreements are secured by all of our assets and personal property, including all goods, equipment, inventory, cash, intellectual property, and certificates of deposit. The Midcap Loan Agreements include customary conditions to borrowing, events of default, and covenants, including affirmative covenants and negative covenants that restrict our and our subsidiaries’ ability to, among other things, incur additional indebtedness, create or incur liens, merge or consolidate with other companies, liquidate or dissolve, sell or transfer assets, pay dividends or make distributions, subject to certain exceptions.

Funding Requirements

We use our cash to fund our operations, which primarily include the costs of purchasing our foot and ankle orthopedic implants and disposables and associated instrumentation, as well as our operating expenses, including research and development and selling, general and administrative. We expect our operating expenses to increase for the foreseeable future as we continue to invest in expanding our research and development initiatives and as we continue to expand our sales and marketing infrastructure and programs to both drive and support anticipated sales growth. In addition, we expect our general and administrative expenses to increase for the foreseeable future as we hire personnel and expand our infrastructure to both drive and support the anticipated growth in our organization. We will also incur additional expenses as a result of operating as a public company and also expect to increase the size of our administrative function to support the growth of our business. The timing and amount of our operating expenditures will depend on many factors, including:

•
the research and development activities we intend to undertake in order to improve our existing products and development new products and solutions;
•
the costs of our ongoing commercialization activities in the United States and elsewhere, including expanding territories, increasing sales and marketing personnel, actual and anticipated product sales, marketing, manufacturing and distribution;
•
whether or not we pursue acquisitions or investments in businesses, products or technologies that are complementary to our current business;
•
the degree and rate of market acceptance of our products;
•
the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•
our need to implement additional infrastructure and internal systems;
•
the emergence of competing technologies or other adverse market developments;
•
any product liability or other lawsuits;
•
the expenses needed to attract and retain skilled personnel;
•
changes or fluctuations in our inventory and surgical instrumentation;
•
our implementation of various computerized information systems;

•
the costs associated with being a public company; and
•
the impact of the COVID-19 pandemic on our operations and business.

We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We may seek to raise any necessary additional capital through public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these or other funding sources. Additional funds may not be available to us on acceptable terms or at all. If we fail to obtain necessary capital when needed on acceptable terms, or at all, we could be forced to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. If we raise additional capital through collaborations agreements, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product or grant licenses that may not be favorable to us. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

Cash Flows

The following table sets forth the primary sources and uses of cash for the periods presented below:

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
	(in thousands, other than percent change)
Net cash (used in) provided by:
Operating activities	$(1,196)	$(4,037)	$2,841	70%
Investing activities	(25,885)	(7,633)	(18,252)	(239)%
Financing activities	17,796	27,663	$(9,867)	(36)%
Effect of exchange rate changes of cash	(340)	(257)	(83)	(32)%
Net (decrease) increase in cash	$(9,625)	$15,736	$(25,361)	(161)%

Net Cash Provided by Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021 was $1.2 million, consisting primarily of net loss of $7.5 million plus non-cash expenses of $11.9 million, which primarily consisted of $6.1 million of depreciation and amortization, $2.2 million provision for excess and obsolete inventory, and $2.7 million of stock-based compensation expense, and negative changes in working capital of $5.6 million, including $7.9 million of inventory purchases and $2.9 million in deferred IPO expenses offset partially by an increase in accounts payable of $3.4 million and an increase in accrued expenses and other current liabilities of $2.9 million. The Company paid $2.5 million of IPO expenses during the nine months ended September 30, 2021.

Net cash used in operating activities for the nine months ended September 30, 2020 was $4.0 million, consisting primarily of net loss of $0.7 million plus non-cash expenses of $10.9 million, which primarily consisted of $4.5 million of depreciation and amortization, $2.8 million provision for excess and obsolete inventory, $1.2 million of stock-based compensation, and $1.1 million in charges related to deferred income taxes, and negative changes in working capital of $14.3 million, including $10.0 million of inventory purchases, a $5.2 million decrease in accounts payable, and a $2.1 million decrease in accrued expenses and other current liabilities, offset partially by a $1.9 million reduction in accounts receivable.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 was $25.9 million, consisting primarily of our purchase of the assets of Additive Orthopedics for $15.0 million, surgical instrumentation purchases of $7.9 million, and capitalization of certain patent costs.

Net cash used in investing activities for the nine months ended September 30, 2020 was $7.6 million, consisting primarily of surgical instrumentation purchases and capitalization of certain patent costs.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 was $17.8 million, consisting primarily of $26.0 million of proceeds from the Midcap Revolving Loan and the Midcap Term Loan, which was partially offset by the long-term debt repayments of $6.0 million and the payment of $3.0 million in debt issuance costs.

Net cash provided by financing activities for the nine months ended September 30, 2020 was $27.7 million, consisting primarily of $36.0 million of proceeds from the issuance of Series B capital stock, $3.7 million in proceeds from the PPP loan and $1.3 million in proceeds from the issuance of common stock, which were partially offset by $9.8 million repayments of our long term debt and $3.0 million of payments on our note payable related party.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements, such as structured finance, special purpose entities, or variable interest entities during the three and nine months ended September 30, 2021 and 2020.

Contractual Obligations and Commitments

The following table sets out, as of September 30, 2021, our contractual obligations and commitments due by period:

	Payments Due By Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(in thousands)
Operating lease obligations	$288	$3,559	$3,273	$1,250	$8,370
Debt, including interest	571	4,140	—	—	4,711
Total	$859	$7,699	$3,273	$1,250	$13,081

On May 6, 2021, we entered into new loan agreements with Midcap to provide up to $70.0 million in total borrowings and used a portion of the proceeds to repay all outstanding indebtedness under our former term loan agreement with VBC. As of September 30, 2021, we have $26.0 million of Midcap debt outstanding including $16.0 million under the Midcap Revolving Loan and $10.0 million under the Midcap Term Loans. The incurrence of indebtedness under the Midcap loans and the repayment of the outstanding indebtedness under the VBC term loan are not reflected in the above table.

We enter into contracts in the normal course of business with (i) clinical research organizations and clinical sites, (ii) contract manufacturers, (iii) regulatory consultants and (iv) various other vendors in operating our business. These contracts generally provide for termination provisions with notice, and therefore we believe that our non-cancelable obligations under these agreements were not material as of September 30, 2021.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

During the three months ended September 30, 2021, there were no other material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Final Prospectus.

Recently Issued Accounting Pronouncements

See Note 2 to our consolidated financial statements included elsewhere in this quarterly report for new accounting pronouncements not yet adopted as of the date of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal and provide liquidity. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a hypothetical 10% change in interest rates would not have a significant impact on our financial statements included elsewhere in this quarterly report. We do not currently use or plan to use financial derivatives in our investment portfolio. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

Foreign Currency Risk

Our business is primarily conducted in U.S. dollars. Any transactions that may be conducted in foreign currencies are not expected to have a material effect on our results of operations, financial position or cash flows. As we expand internationally our results of operations and cash flows may become increasingly subject to fluctuations due to changes in foreign currency exchange rates.

Emerging Growth Company

As an emerging growth company under the JOBS Act we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, while we are an emerging growth company, we will not be subject to new or revised accounting standards at the same time that they become applicable to other public companies that are not emerging growth companies. As a result, our financial statements and interim financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

We will remain an emerging growth company until the earliest of (i) the last day of our first fiscal year in which we have total annual gross revenues of $1.07 billion or more, (ii) the last day of the first fiscal year in which we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, with at least $700.0 million of equity securities held by non-affiliates as of the end of the last business day of the second quarter of that fiscal year, (iii) the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities, or (iv) the last day of our fiscal year after the fifth anniversary of the date of the completion of this offering.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective at the reasonable assurance level because of a material weakness in our internal control over financial reporting as described below.

However, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that, notwithstanding the identified material weakness in our internal control over financial reporting, the condensed consolidated financial statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Material Weaknesses in Internal Control Over Financial Reporting

In connection with the preparation of our financial statements for the years ended December 31, 2020 and 2019, management identified certain material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified during the audit process relate to the fact that we did not design or maintain an effective control environment, with the primary contributing factor being lack of adequate staffing with the appropriate technical accounting competency, training and experience to account for more complex accounting matters. This deficiency also resulted in inconsistently established authorities and responsibilities, including inadequate segregation of duties, and also contributed to the following additional deficiencies (each of which individually represents a material weakness) in our internal control over financial reporting.

•
we did not design and maintain effective controls related to manual journal entries. Specifically, certain personnel had the ability to both prepare and post manual journal entries without an independent review by someone without the ability to prepare and post manual journal entries.
•
we did not design and maintain formal accounting policies, processes and controls to analyze, account for and disclose complex transactions.

Each of the control deficiencies described above could result in a misstatement of one or more account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that each of the control deficiencies described above constitute a material weakness.

Management’s Plan to Remediate the Material Weaknesses

We are in the process of designing, implementing, and testing the operating effectiveness of measures to remediate the material weakness in our internal control over financial reporting. During the nine months ended September 30, 2021, we:

•
hired additional and qualified technical accounting and reporting personnel with significant knowledge and experience with U.S. GAAP and SEC financial reporting requirements;
•
established and designed internal financial reporting processes;
•
worked on designing a control framework to ensure effective segregation of duties;
•
worked on designing and implementing controls over this enterprise resource planning system we implemented earlier in 2021 to, among other things, automate certain controls, enforce segregation of duties and facilitate the review of journal entries.

The material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above and the controls operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.

Limitations on Effectiveness of Disclosure Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On March 23, 2018, Wright Medical, which was subsequently acquired by Stryker Corporation, filed the Wright Complaint against us in the United States District Court for the District of Colorado, Case No. 18-cv-00691-STV. The Wright Complaint, as amended, asserts that we (i) have infringed and continue to infringe nine Wright Medical patents (the Wright Asserted Patents), (ii) have misappropriated and continue to misappropriate Wright Medical trade secrets and confidential material, (iii) have and are unfairly competing with Wright Medical, and (iv) have intentionally interfered with Wright Medical contracts. The Wright Complaint, as amended, requests customary remedies for the claims raised, including (a) a judgment that we have infringed the Wright Medical patents and misappropriated, used and disclosed Wright Medical’s trade secrets, (b) a permanent injunction preventing us from further engaging in the alleged misconduct, including infringing the Wright Medical patents, from manufacturing, selling or distributing products that allegedly infringe such Wright Medical patents and from misappropriating Wright Medical’s trade secrets and confidential information, (c) damages, including punitive and statutory enhanced damages, (d) attorneys’ fees, (e) interest on any foregoing sums, and (f) any relief as the court deems just and equitable, which could include future royalty payments. We filed a motion to dismiss certain of Wright Medical’s claims, which the Court granted-in-part on September 30, 2019. The parties have completed fact discovery and expert discovery for Wright’s claims. On August 28, 2021, the Court granted our motion for leave to file counterclaims against Wright for abuse of process and tortious interference with contracts and reopened discovery. The parties are scheduled to complete fact discovery on our counterclaims on December 3, 2021, and complete expert discovery on our counterclaims on February 2, 2022. The parties are currently scheduled to complete summary judgment briefing by April 2022. No trial has been set, but the Court noted that due to COVID-related backlog the case would likely not be tried until the fourth quarter of 2022 or first quarter of 2023.

We currently believe that we have substantial and meritorious defenses to Wright Medical’s claims and intend to vigorously defend our position, including through the trial and appellate stages if necessary. The outcome of any litigation, however, is inherently uncertain and there can be no assurance that the outcome of the case or the costs of litigation, regardless of outcome, will not have a material adverse effect on our business.

In connection with, the Wright Complaint, on March 28, 2019, we challenged the patentability of some of the Wright Asserted Patents through four Inter Partes Review (IPR) proceedings instituted with the Patent and Trial and Appeal Board of the United States Patent and Trademark Office (PTAB). On September 23, 2020 and October 1, 2020, we prevailed before the PTAB and those decisions are now on appeal in the United States Court of Appeals for the Federal Circuit, Case Nos. 21-1340, -1342, -1344, and -1345.

In addition to the above, we may in the ordinary course of business face various claims brought by third parties and we may, from time to time, make claims or take legal actions to assert our rights, including intellectual property rights as well as claims relating to employment matters and the safety or efficacy of our products. Any of these claims could cause us to incur substantial costs and, while we generally believe that we have adequate insurance to cover many different types of liabilities, our insurance carriers may deny coverage, may be inadequately capitalized to pay on valid claims, or our policy limits may be inadequate to fully satisfy any associated costs, damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our operations, cash flows and financial position. Additionally, any such claims, whether or not successful, could damage our reputation and business.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our final prospectus dated October 14, 2021 that forms a part of our Registration Statement on Form S-1 (File No. 333-259789) that was filed with the SEC pursuant to Rule 424(b) (the “Final Prospectus”). As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Final Prospectus. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Equity Awards

From July 1, 2021 through September 30, 2021, we issued 83,000 stock options with an exercise price of $13.71 per share.

Use of Proceeds

Our Registration Statement on Form S-1, as amended (File No. 333-259789) (the “Form S-1”), for our IPO was declared effective by the SEC on October 26, 2021. The Form S-1 registered the offering and sale of 8,984,375 shares of common stock. On October 19, 2021, we closed our IPO, in which we issued 8,984,375 shares of common stock at a price to the public of $16.00 per share, including 1,171,875 shares issued upon the exercise of the underwriters’ option to purchase additional shares. Upon completion of the sale of the shares of our common stock referenced in the preceding sentences, the IPO terminated.

No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or any affiliates in connection with the issuance and sale of the securities registered.

There has been no material change in the planned use of proceeds from our IPO as described in our Final Prospectus.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

The following exhibits are included within or incorporated herein by reference.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Paragon 28, Inc. (incorporated by reference from Exhibit 3.1 of the registrants Current Report on Form 8-K filed October 19, 2021).
3.2	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.2 of registrant's Current Report on Form 8-K filed October 19, 2021
4.1	Form of Common Stock Certificate (incorporated by reference from Exhibit 4.2 of registrant's registration statement Form S-1/A filed on October 8, 2021).
4.2

Amended and Restated Investors’ Rights Agreement, by and between Paragon 28, Inc. and the investors party thereto, dated as of July 28, 2020 (incorporated by reference from Exhibit 4.3 of registrant's registration statement Form S-1 filed on September 24, 2021).

10.1+	2021 Incentive Plan of Paragon 28, Inc (incorporated by reference from Exhibit 99.2(a) of registrant's registration statement Form S-8 filed on October 20, 2021).
10.4+	Omnibus Stock Option and Award Plan (incorporated by reference from Exhibit 10.4 of registrant's registration statement on Form S-1 filed on September 24, 2021).
10.4(a)+	Form of Award Agreement pursuant to Omnibus Stock Option and Award Plan (incorporated by reference from Exhibit 10.4(a) of registrant's registration statement on Form S-1 filed on September 24, 2021).
10.5	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.5 of registrant's registration statement on Form S-1/A filed on October 12, 2021).
10.6

Industrial Lease Agreement, by and between Admar Grasslands, LLC and Paragon 28, Inc., dated as of May 21, 2018 (incorporated by reference from Exhibit 10.6 of registrant's registration statement on Form S-1 filed on September 24, 2021).

10.7

Credit and Security Agreement (Term Loan), by and between Midcap Financial Trust and Paragon 28, Inc., dated as of May 6, 2021 (incorporated by reference from Exhibit 10.7 of registrant's registration statement on Form S-1 filed on September 24, 2021).

10.8

Credit and Security Agreement (Revolving Loan) by and between Midcap Financial Trust and Paragon 28, Inc., dated as of May 6, 2021. (incorporated by reference from Exhibit 10.8 of registrant's registration statement on Form S-1 filed on September 24, 2021).

10.9+	Form of Non-Employee Director Compensation Policy (incorporated by reference from Exhibit 10.9 of registrant's registration statement on Form S-1/A filed on October 8, 2021).

10.11(a)+

Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Incentive Award Plan. (incorporated by reference from Exhibit 10.10(a) of the registrant’s registration statement on Form S-1/A filed October 8, 2021).

10.11(b)+

Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Incentive Award Plan (incorporated by reference from Exhibit 10.10(b) of the registrant’s registration statement on Form S-1/A filed October 8, 2021).

10.12+

Employment Agreement, by and between Paragon 28, Inc. and Albert DaCosta, effective October 8, 2021 (incorporated by reference from Exhibit 10.12 of registrant's registration statement on Form S-1/A filed on October 8, 2021).

10.13+

Employment Agreement, by and between Paragon 28, Inc. and Stephen M. Deitsch, effective October 8, 2021 (incorporated by reference from Exhibit 10.13 of registrant's registration statement on Form S-1 filed on October 8, 2021).

10.14+

Employment Agreement, by and between Paragon 28, Inc. and Matthew Jarboe, effective October 8, 2021 (incorporated by reference from Exhibit 10.14 of registrant's registration statement on Form S-1 filed on October 8, 2021).

10.15+	2021 Employee Stock Purchase Plan (incorporated by reference from Exhibit 99.3 of registrant's registration statement Form S-8 filed on October 20, 2021).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Indicates management contract or compensatory plan.

† The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report are deemed furnished and not filed with the U.S. Securities and Exchange Commission and are not to be incorporated by reference into any filing of Paragon 28, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARAGON 28, INC.

Date: November 22, 2021	By:	/s/ Albert DaCosta
	Name:	Albert DaCosta
	Title:	Chief Executive Officer

PARAGON 28, INC.

Date: November 22, 2021	By:	/s/ Stephen M. Deitsch
	Name:	Stephen M. Deitsch
	Title:	Chief Financial Officer