Form 10-K
period 2021-12-31
Paragon 28, Inc.
filed 2022-03-08
CIK 1531978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40902

Paragon 28, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	27-3170186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
14445 Grasslands Drive Englewood, CO	80112
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (730) 399-3400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, $0.01 par value	FNA	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

The number of shares of Registrant’s Common Stock outstanding as of March 2, 2022 was 76,447,287.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2021. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
the expected growth of our business and our organization;
•
estimates of our total addressable market and our expectations about market trends;
•
our business model and strategic plans for our products, technologies, including our Smart 28 initiatives, and business, including our implementation thereof;
•
whether we are able to achieve commercial success and market acceptance for our products;
•
our expectations regarding competitive companies and technologies and our industry generally;
•
the impact on our business, financial condition and results of operation from the ongoing COVID-19 pandemic, or any other pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide;
•
our ability to manage and grow our business by expanding our commercial organization and increasing our sales to existing and new customers in current and new geographies;
•
our expectations regarding government and third-party payor coverage and reimbursement;
•
our ability to manufacture sufficient quantities of our products with sufficient quality;
•
our ability to accurately forecast customer demand for our products and manage our inventory;
•
our ability to establish and maintain intellectual property protection for our products or avoid future claims of infringement;
•
FDA or other U.S. or foreign regulatory actions affecting us or the healthcare industry generally, including healthcare reform measures in the United States;
•
the timing or likelihood of regulatory filings and approvals;
•
our ability to hire and retain key personnel;
•
our ability to obtain additional financing in this or future offerings;
•
our plans to conduct further clinical trials;
•
the volatility of the trading price of our common stock;
•
our expectations regarding the use of proceeds from our initial public offering;
•
our compliance with extensive NYSE requirements and government laws, rules and regulations both in the United States and internationally; and
•
our expectations regarding the time during which we will be an emerging growth company under the JOBS Act.

We have based these forward-looking statements largely on our current expectations, estimates, forecasts and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report on Form 10-K, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. You should refer to the sections titled “Risk Factor Summary” and “Risk Factors” for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Annual Report on Form 10-K by these cautionary statements.

RISK FACTOR SUMMARY

The following summarizes the most material risks that make an investment in our securities risky or speculative. If any of the following risks occur or persist, our business, financial condition and results of operations could be materially and adversely affected and the price of our common stock could significantly decline. This summary should be read in conjunction with the section titled “Risk Factors” and should not be relied upon as an exhaustive summary of the material risks we face.

•
We have a limited operating history and have grown significantly in a short period of time. If we fail to manage our growth effectively, our business could be materially and adversely affected.
•
Additional capital, if needed, may not be available on acceptable terms, if at all.
•
Our business plan relies on certain assumptions about the market for our products; however, the size and expected growth of our addressable market has not been established with precision and may be smaller than we estimate, and even if the addressable market is as large as we have estimated, we may not be able to capture additional market share.
•
The ongoing global COVID-19 pandemic has adversely affected, and may continue to adversely affect, our business, financial condition and results of operations.
•
Our business is dependent upon the broad adoption of our products by hospitals, physicians and patients.
•
We operate in a very competitive business environment, and if we are unable to compete successfully against our existing or potential competitors, our business, financial condition and results of operations may be adversely affected.
•
Our long-term growth depends on our ability to enhance our products, expand our indications and develop and commercialize additional products in a timely manner. If we cannot innovate, we may not be able to develop or exploit new products in time to remain competitive.
•
We face the risk of product liability claims that could be expensive, divert management’s attention and harm our reputation and business. We may not be able to maintain adequate product liability insurance.
•
Industry trends have resulted in increased downward pricing pressure on medical services and products, which may affect our ability to sell our products at prices necessary to support our current business strategy.
•
If coverage or adequate levels of reimbursement from third-party payors for procedures using our products, or any future products we may seek to commercialize, are not obtained or maintained, foot and ankle specialists and patients may be reluctant to use our products and our business will suffer.
•
We depend on third-party contract manufacturers and suppliers, some of which are single source, to produce and package all elements comprising our foot and ankle products, and if these suppliers and manufacturers fail to supply us, our products or their components or subcomponents in sufficient quantities or at all, it will have a material adverse effect on our business, financial condition, and results of operations.
•
If we or our licensors are unable to obtain and maintain significant patent or other intellectual property protection for our products, or if the scope of our patents and other intellectual property rights is not sufficiently broad and does not adequately protect our products, our competitors could develop and commercialize products similar or identical to ours and we may be unable to gain significant market share and be unable to operate our business profitably.
•
We are presently party to lawsuits involving patents and other intellectual property and the possibility exists that we may in the future be party to other lawsuits or administrative proceedings involving patents or other intellectual property. If we were to lose any intellectual property lawsuits, a court could require us to pay significant damages and/or prevent us from selling our products.
•
We are subject to substantial government regulation that could have a material adverse effect on our business.
•
We have identified material weaknesses in our internal control over financial reporting and may experience material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, as a result of which, we may not be able to accurately report our financial condition or results of operations which may adversely affect investor confidence in us and, as a result, the value of our common stock.

PART I

Item 1. Business.

Overview

We are a leading medical device company exclusively focused on the foot and ankle orthopedic market and we are dedicated to improving patient lives. Our innovative orthopedic solutions, procedural approaches and instrumentation cover a wide range of foot and ankle ailments including fracture fixation, hallux valgus (bunions), hammertoe, ankle, progressive collapsing foot deformity (PCFD or flatfoot), charcot foot and orthobiologics. To treat these painful, debilitating or even life-threatening conditions, we provide a comprehensive portfolio of solutions that includes surgical implants and disposables, as well as surgical instrumentation. As of December 31, 2021 our broad suite of surgical solutions comprises 73 product systems, including approximately 9,100 SKUs to help fit the specific needs of each patient and procedure. We design each of our products with both the patient and surgeon in mind, with the goal of improving outcomes, reducing ailment recurrence and complication rates, and making the procedures simpler, consistent and reproducible. We believe our passion, expertise, and exclusive focus in the foot and ankle market has allowed us to better understand the needs of our patients and physicians, which has enabled us to create innovations and enhanced solutions that disrupt and transform the foot and ankle market. As a result, we have experienced significant growth and momentum in our business.

The global market for surgical implants and devices used in foot and ankle procedures was approximately $4.3 billion in 2021 and is projected to grow at approximately 7% annually to reach approximately $5.6 billion by 2025, representing the fastest growing market within orthopedics. The United States remains the largest market for foot and ankle procedures, representing approximately 55% of the global market in 2020, and is our largest market for product sales. Our estimates of the global foot and ankle market are based on internal and third-party data. We expect the foot and ankle market to benefit from general trends including an aging population, increased incidence of obesity and diabetes, as well as the broader patient populations’ desire to pursue a more active lifestyle. We also believe that growth in the foot and ankle market could accelerate with an increased focus on specialization and with advancements in technology that improve patient outcomes.

The foot and ankle market is a young and relatively new surgical specialty that is dominated by a handful of incumbents that operate across the broader medical device and orthopedic markets. The combination of a broad focus on orthopedics within a limited number of market participants has resulted in slow technological and procedural advancement that we believe is resulting from:

•
lack of exclusive focus on the foot and ankle market;
•
limited clinical education, understanding and consistent techniques for treating foot and ankle conditions;
•
lack of specialized and clinically focused sales forces;
•
lack of patient specific solutions;
•
lack of advanced technologies; and
•
lack of unbiased research.

We strive to disrupt and transform the market by focusing exclusively on the foot and ankle in order to develop and commercialize differentiated, high quality orthopedic solutions, advanced procedural approaches and instrumentation that are collectively designed to enable surgeons to provide consistent, reproducible and effective outcomes. Our development strategy integrates all aspects of the procedure and we seek to enhance support systems beyond implants. We develop procedure specific solutions featuring meaningfully improved and purpose-built designs for both implants and instrumentation, and enhanced surgical techniques and clinical support. We rely on an unbiased, clinical, research-first approach to developing new products, which allows us to develop disruptive technologies. Each of our systems is designed to deliver the surgeon an enhanced user-experience throughout the procedure, while improving patient outcomes and increasing the reproducibility of results. We couple this innovation and advancement with a dedication to medical education to support surgeons, patients and stakeholders within our organization, while also delivering our products through a clinically focused sales force.

We have developed a comprehensive portfolio of foot and ankle surgical systems and procedural techniques designed to address many of the conditions requiring surgery in the foot and ankle, including fracture fixation; bunions; hammertoe; ankle; PCFD or flatfoot; charcot foot; and orthobiologics. Each system typically includes numerous plates, screws, staples, nails, advanced joint and bone replacements, orthobiologics, and other implantation instruments and disposables. Except for our total talus spacer, which is authorized for marketing under a Humanitarian Device Exemption (HDE), our marketed products are either Class II medical devices cleared by the U.S. Food and Drug Administration (FDA) for specific indications or they are Class I exempt for general orthopaedic use. We have no products that are Class III medical devices. Since inception, we have designed and currently market 73 product systems with approximately 9,100 SKUs, which comprises of approximately 6,800 implants, 1,300 instruments and 1,000 disposable and other SKUs. Our products are available in a variety of sizes and configurations to best suit the individual patient’s anatomical and surgical requirements.

Since inception, we have introduced numerous key technological innovations and novel products that have advanced and challenged the status quo in our industry. As a result, many of our solutions have been first to market. We are committed to continuously expanding and advancing our portfolio of foot and ankle surgical solutions and to bringing next-generation products to market.

In addition to our portfolio of products, we have launched Smart 28, our initiative to modernize and improve all aspects of foot and ankle treatments by utilizing advanced technologies such as AI, data analytics, patient specific algorithms, 3-D modeling and other enabling technologies. With Smart 28, we aim to further improve patient outcomes and procedure reproducibility, as well as increased patient access to therapies. We envision our Smart 28 technologies will span across our portfolio of solutions by providing pre-operative planning, intra-operative support and post-operative evaluation.

Our development pipeline is driven by our passion and commitment to designing products aimed to improve patient outcomes and create surgical efficiencies. We have a dedicated team of design and development engineers that have embodied our research philosophy to drive continual innovation and a system of collaboration that allows us to harness and rapidly respond to customer feedback to drive development of new concepts and product iterations. The foregoing has helped us to expand our portfolio quickly and consistently with 23 new product launches between 2011 and 2016, and 44 new product launches between 2017 and 2021, and 6 additional product lines acquired from Additive Orthopaedics. We currently have more than 30 product and system offerings in our development pipeline and expect the majority to launch commercially in the next 24 months. We have also enhanced our offerings through licensing agreements and tuck-in acquisitions, such as our recent acquisitions of Additive Orthopaedics and Disior Oy.

We have dedicated substantial resources to building a leading commercial organization that consists of sales, marketing and medical education. We believe our entrepreneurial and clinically-oriented culture has allowed us to build a leading sales force which includes 206 producing U.S. sales representatives as of December 31, 2021. Our U.S. sales force consists primarily of independent sales representatives, the majority of whom are exclusive. During 2021, substantially all of our U.S. revenue was produced by an estimated 199 producing U.S. sales representatives, compared to 176 producing U.S. sales representatives during 2020. We began selling outside the United States in late 2016. As of December 31, 2021, we sell our products in 23 countries, and in 2021, our international business contributed approximately 12% of our revenue. We believe that we have a significant opportunity to continue to capture market share in existing and new territories both in the United States and internationally.

To support our commercial expansion and awareness of the clinical benefits of our solutions, we have made significant investments in our infrastructure and education and training programs. To date, we have trained thousands of surgeons and other professionals. We offer multiple training programs at our headquarters, which features a 250-person auditorium and a 40-station cadaveric lab, that have the capacity to train over 5,000 people per year, and in addition we offer regional programs and virtual seminars. The breadth of our educational and training programs allows us to cater to larger sized groups of surgeons or other stakeholders with significant flexibility around time and location.

Success Factors

We believe the following success factors are essential to our mission of improving patient experiences and outcomes and will be significant factors in our continued success and growth:

Large, Growing, and Underdeveloped Foot and Ankle Market with Significant Unmet Clinical Needs.

The global market for implants and devices used in foot and ankle procedures was approximately $4.3 billion in 2021, and is projected to grow at approximately 7% annually to reach $5.6 billion by 2025, representing the fastest growing market within orthopedics. The United States remains the largest market for foot and ankle procedures, representing approximately 55% of the global market in 2020, and is our largest market for product sales. Our estimates of the global foot and ankle market are based on internal and third-party data. We believe that growth in the foot and ankle market could accelerate with advancements in technology and an increased focus on and specialization in foot and ankle ailments. We also expect the foot and ankle market to benefit from general trends including an aging population, increased incidence of obesity and diabetes, as well as the broader patient populations’ desire to pursue a more active lifestyle.

Our market consists of medical devices and implants used across approximately six core sub-categories and conditions including fracture fixation, bunions, hammertoe, ankle, PCFD or flatfoot, charcot foot and orthobiologics with varying levels of penetration across multiple providers. Additionally, the market is comprised of soft tissue, sports medicine, orthobiologics and analytical solutions across each of these sub-categories. We believe there is significant opportunity for further expansion and penetration across a broad subset of indications within foot and ankle due to current products delivering suboptimal patient outcomes, which is in part driven by a lack of anatomically specific technology and defined techniques. We also believe there has been a lack of innovation required to drive better clinical outcomes and surgeon experiences. We expect that new technologies driven by meaningful research, data analytics and AI will result in higher procedural success rates, which may prompt increased procedure volume.

Exclusive Focus On and Deep Understanding of The Foot and Ankle Market.

We established Paragon 28 in 2010 as a company exclusively dedicated to the foot and ankle market, unlike many of our competitors who spread their resources and focus across multiple orthopedic indications. The name of our company embodies this focus: “Paragon” being a model of excellence or perfection; “28” being the number of bones in the human foot. Our goal is to improve patient outcomes by introducing innovative technologies and procedures which re-invent the specialty. We believe our passion, expertise, and exclusive focus in foot and ankle has allowed us to profoundly understand the needs of our patients and physicians which has driven broad innovation and enhanced solutions. This dedication to foot and ankle has been instrumental in our success.

Total Solutions Provider with a Comprehensive Portfolio.

We have a broad and comprehensive portfolio of surgical solutions for the foot and ankle market. Each of our offerings are designed with both the patient and physician in mind to deliver an enhanced user-experience throughout the procedure, while improving patient outcomes and increasing the reproducibility of results. Our current portfolio consists of 73 product systems, offering significant depth in every indication. As of December 31, 2021 we had 401 issued or pending patents covering our portfolio. Our current suite of implants includes plates, plating systems, screws, staples, nails, and orthobiologics. Among other advanced technology solutions, we empower our physicians with a spectrum of pre-operative planning and intra-operative support systems including laser alignment tools, patient specific instrumentation, and other advanced technology solutions designed to enhance physician experiences and create procedural efficiencies. We have expanded our portfolio quickly and consistently with 23 new product launches between 2011 and 2016, and 44 new product launches between 2017 and 2021, and 6 additional product lines acquired from Additive Orthopaedics. We have also enhanced our offerings through licensing agreements and tuck-in acquisitions, including the acquisition of the assets of Additive Orthopaedics in June of 2021 and the acquisition of Disior in the first quarter of 2022.

Deep Clinical Expertise.

Our clinical expertise has been fundamental to our success in advancing the standard of care in foot and ankle surgery. We invest significant time and resources to understand the specific needs of our patients and physicians to help cultivate novel solutions. We take an unbiased, clinical, research-first approach to developing new products in our portfolio which allows us to develop disruptive technologies. To support our mission we have built a team that has diverse experiences and educational backgrounds, and have developed collaborative relationships with what we believe are the most forward-thinking foot and ankle specialists across a variety of indications. We believe collaboration with all stakeholders within the foot and ankle community is vital to product advancement and has been a driving force behind our success as a disruptor in the space.

Dedication to Medical Education.

We are dedicated to supporting our patients and surgeons with a comprehensive educational experience. To support our stakeholders, we have built a 250-person auditorium and a 40-station cadaveric operating lab that are used for on-site education and training sessions. In addition to education and training opportunities offered at our headquarters, we have developed and offer a broad range of regional programs and virtual seminars. The breadth of our educational and training programs allows us to cater to larger sized groups of surgeons and sales people with significant flexibility around time and location in the United States and internationally. Since our inception, thousands of surgeons and stakeholders have participated in our education and training curriculums both on-site and through our other offerings.

Large Research & Development Team Leveraging Unique Insights.

We have a large and growing, dedicated team of 26 development engineers that work hand-in-hand with thought-leading foot and ankle specialists and third-party development specialists to advance our mission. Our strong research & development team seeks to break barriers in foot and ankle as we rethink existing procedures and products. We have developed a culture and system of collaboration which allows us to harness and rapidly respond to customer feedback to drive development of new concepts and product iterations.

Demonstrated Growth and Value Creation.

We have driven a 40% revenue CAGR from 2015 through 2021. In 2021, we grew revenue 33% to $147.5 million with a net loss of $13.7 million and $3.1 million in Adjusted EBITDA. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” in Part II of this Annual Report on Form 10-K for an explanation of how we compute this non-GAAP financial measure and for the reconciliation to the most directly comparable GAAP financial measure. Our goal is to continue to drive revenue growth through new product introductions, including our Smart 28 initiatives, accompanied by leading medical education programs, expansion of our distribution channels, marketing programs, and targeted business development activities. We intend to maintain a fiscally responsible culture in which we are selective in how and where we deploy resources to drive these growth initiatives.

Our Growth Strategy

Our strategic levers to achieve our mission and drive continued growth include:

Continue to Invest in Research and Development to Further Improve Outcomes and Expand Our Addressable Market.

We have a strong history of developing and commercializing new products. We intend to maintain a procedurally focused approach to product development and have over 30 projects underway as of December 31, 2021, 26 of which we anticipate launching in the next 24 months. Our capabilities allow us to develop products that span a spectrum of regulatory pathways including 510(k) clearance and HDE. We also expanded our product portfolio and Smart 28 offerings, an ecosystem of enabling technologies for pre-operative planning, intra-operative support, and post-operative evaluation, with the acquisition of Additive Orthopaedics' assets and the acquisition of Disior in the first quarter of 2022. With Additive, we acquired the only 3-D printed, patient specific total talus spacer authorized for marketing pursuant to an approved HDE application, plus a proprietary pre-operative surgical planning platform. With Disior, we acquired a leading three-dimensional analytics pre-operative planning software company based in Helsinki, Finland. These transactions broadened our capabilities within the pre-operative and intra-operative stages of the foot and ankle continuum of care, potentially broadening our total addressable patient population. We expect to continue to invest in Smart 28.

Transform the Foot and Ankle Market by Leveraging Our Smart 28 Initiatives to Advance the Foot and Ankle Surgical Experience and Clinical Outcomes.

Smart 28 is our initiative to improve all aspects of foot and ankle treatments utilizing advanced technologies such as AI, data analytics, patient specific algorithms, 3-D modeling and other enabling technologies. We have assembled and will continue to build a team of industry experts to detail the needs and direction of this initiative. As part of our Smart 28 initiative we currently offer several innovative technologies including proprietary solutions and platforms for 3-D printing technology, 3-D modeling software, patient specific guides and implants and laser alignment tools, as well as our end-to-end, fully enabled cloud-based infrastructure and AI-platform. We believe these analytical tools will continuously improve as data points from each procedure using this platform is collected, such as the information regarding the impact of corrections on the musculoskeletal system and surrounding soft tissue. We believe such iterative, data-driven improvements will result in improved surgical outcomes.

Continue to Invest in Our Commercial Infrastructure Globally to Capture Market Share.

Our broad U.S. commercial footprint spans across all 50 states. Our products are also commercially available in 23 countries where we expect additional growth opportunities. In the United States, we believe there are approximately 2,400 orthopedic surgeons who specialize in foot and ankle, approximately 2,300 pediatric and trauma surgeons that treat foot and ankle and approximately 18,000 podiatrists, the majority of which are performing foot and ankle surgery. We continue to commit significant resources to clinical and procedural training and development of our commercial organization to provide high quality case support for our surgeon customers. We believe there is significant opportunity to increase sales in our current territories in the United States and internationally by selling to new physicians and increasing physician utilization of our existing and new solutions. Additionally, we plan to continue growing our sales organization and network in the United States. We are also highly focused on expanding our global network by expanding our sales footprint in existing and select new international markets based on our assessment of size and opportunity, among other factors.

Advance Medical Education and Targeted Marketing Campaigns.

We have developed state-of-the art programs and facilities to further benefit the community and empower surgeons with the tools and knowledge to drive improved clinical outcomes. We plan to utilize these programs and facilities to effectively spread awareness of our solutions. We offer focused medical education courses for our customers and we have created a curriculum of in-person and virtual courses, seminars and databases with the goal of providing continued education to our customers on our products, as well as teaching new surgical approaches. Our approach to clinical education is results-oriented and supported by robust data, which we believe allows us to drive trust among the broader community with more accurate and quantifiable information and feedback. We believe our focus on advancement of education will contribute to the overall growth of the foot and ankle market and our business. We are also committed to patient education for foot and ankle therapies and invest resources in direct-to-patient marketing. Beyond our programs and facilities, we have a broad range of tools we use to drive patient awareness including social media campaigns and conference exhibits. We believe that our focus on clinical education through our expansive curriculum and training opportunities and directed outreach to educate patients will drive ongoing adoption of our solutions and products.

Actively Evaluate and Pursue Business Development Opportunities.

We have successfully executed strategic partnerships and acquisitions of new solutions and platforms that are highly complementary to our core business. Most recently we successfully acquired and integrated the assets of Additive Orthopaedics including the only total Talus spacer authorized for marketing pursuant to an approved HDE application, as well as several advanced technologies to benefit our Smart 28 initiative. We intend to continue to seek targeted external opportunities to enhance our solutions portfolio and distribution channels. Our approach to business development is highly disciplined and focused on bringing novel approaches and advanced technologies to our customers that can result in improved experiences for physicians and better results for our patients. We believe we are well positioned as a partner or acquirer of a business or team aligned with our mission of improving clinical outcomes in the foot and ankle market.

Our Industry

The foot and ankle are complex structures that combined contain 30 bones, with 28 in the foot alone, 34 joints and a network of more than 100 tendons, muscles and ligaments. While many foot and ankle problems can be successfully solved without surgery, many also require surgical intervention to resolve longstanding pain, deformities or correction of diseased tissue. In the United States, procedures to address conditions of the foot and ankle are typically performed by the following:

•
approximately 2,400 orthopedic surgeons who specialize in foot and ankle;
•
approximately 2,300 pediatric and trauma surgeons that treat foot and ankle; and
•
approximately 18,000 podiatrists in US podiatrists, the majority of which perform foot and ankle surgery.

The products used in foot and ankle procedures generally include screws, wires and pins, plates, nails, fixators, staples, joint implants, soft tissue implants, and orthobiologics. In addition to the diversity of tools, there are also multiple approaches to treating foot and ankle conditions. We believe the diversity of tools and treatment methodologies adds to the complexity of foot and ankle procedures and the varying degrees of patient outcomes.

Our definition of the foot and ankle market includes the treatment of the following conditions:

Fracture Fixation

(Ankle fracture represented in image above)

• Condition: A fracture, or broken bone, can be a result of an injury or may occur with overuse (stress fracture) in any bone in the foot and ankle.

• Treatment(s): Surgical treatment of fractures includes reduction, or putting the bones back together, and securing the fracture with implants such as plates and screws.

Hallux Valgus, or Bunions

• Condition: A common foot deformity where a bump develops on the inside of the foot at the big toe joint. The condition can progress to cause significant loss of function, pain and reduced quality of life.

• Treatment(s): Bunion surgery can vary based on severity of the deformity, patient factors and surgeon preference, but is primarily addressed through bone cuts, bone fusion and/or soft tissue correction.

Hammertoe

• Condition: Hammertoes can affect all toes, but typically affects the 2nd, 3rd, and 4th toe, when a tendon imbalance causes the toe(s) to bend and contract. Often associated with bunions.

• Treatment(s): Surgical treatment of hammertoes can be achieved by fusing the bones in a straight position with pins, screws or other implants, or by addressing the tendon/soft tissue imbalance directly.

Ankle	Ankle includes all non-fracture ankle conditions surrounding the ankle including surrounding soft tissue. Some conditions of the ankle are highlighted below

Ankle — Ankle Arthritis

• Condition: Ankle arthritis is most commonly a result of trauma to the ankle, such as repeated ankle sprains or a previous ankle fracture.

• Treatment(s): Ankle arthritis is typically treated with either ankle arthrodesis, which is the fusion of the ankle joint using screws, plates, and/or intramedullary nailing, which is nail within the bone without any protrusion, or total ankle arthroplasty, which is the replacement of the ankle joint. Both total ankle replacement and ankle arthrodesis are intended to decrease pain in the ankle, but ankle joint replacement allows for the patient to continue moving their ankle.

Ankle — Avascular Necrosis of the Ankle

• Condition: The talus bone sits beneath the tibia, forming the bottom of the ankle joint. The blood supply to the talus can be disrupted if the talus is fractured or if certain medications disrupt the flow of blood to this bone, which is termed avascular necrosis. Without blood to this bone, the bone dies and eventually collapses. The necrosed portion of this bone causes pain and must often be removed.

• Treatment(s): At worst, treatment may include amputation, but other options exist, such as a complicated fusion or alternative spacers in place of the talus.

Progressive Collapsing Foot Deformity (PCFD), or Flatfoot

• Condition: A 3-dimensional foot deformity that is progressive in nature, affecting different parts of the foot to create a “fallen arch” appearance.

• Treatment(s): Correction of flatfoot may involve cutting and re-positioning bones, fusing bones together and/or repairing damaged soft tissues.

Charcot Foot

• Condition: A rare condition that can develop in diabetic patients or others with longstanding peripheral neuropathy, which is a loss of sensation in the hands and feet. In people with charcot foot, the bones become weak, fracture, and/or dislocate without the patient feeling their foot.

• Treatment(s): Surgical treatment may be complex, including bone cuts to help the foot become realigned and reduce pressure points for ulcer prevention/treatment. The bones may be fixed with internal fixation, such as plates, nails, beams, and screws, external fixation, or a combination of both.

Orthobiologics

• Orthobiologics are biological substances used to help injuries and conditions heal more quickly across all major procedural segments within foot and ankle. Orthobiologics come in many forms including bone wedges, grafts, demineralized bone matrices, bone void fillers, synthetic materials, amniotic products, and a biocompatible collagen matrix.

Our Market Opportunity

We define our market as the market for surgical implants and devices used in foot and ankle procedures across all major indications, which include fracture fixation, bunions, hammertoe, ankle, PCFD or flatfoot, charcot foot and orthobiologics. We believe each of these subsegments and orthobiologics represents its own market opportunity with varying growth rates. The global market for surgical implants and devices used in foot and ankle procedures was approximately $4.3 billion in 2021, and is projected to grow at approximately 7% annually to reach $5.6 billion by 2025, representing potentially the fastest growing market within orthopedics. The United States remains the largest market for foot and ankle procedures, representing approximately 55% of the global market in 2020, and is our largest market for product sales. Our estimates of the global foot and ankle market are based on internal and third-party data.

The broader global foot and ankle market opportunity across each major indication and orthobiologics is shown in the table below.

	Estimated	Estimated
	2021 Market Size	2025 Market Size	Projected
Foot and Ankle Market Segment	($ million)	($ million)	2021-2025 CAGR
Fracture Fixation	$1,330	$1,600	5%
Bunions	$930	$1,340	10%
Hammertoe	$460	$680	10%
Ankle (1)	$430	$610	9%
PCFD or Flatfoot	$360	$410	3%
Charcot Foot	$190	$220	4%
Orthobiologics (2)	$550	$710	6%
Total Global Market	$4,250	$5,570	7%

(1) Ankle includes all non-fracture ankle conditions surrounding the ankle including surrounding soft tissue.

(2) Represents orthobiologics specific to the foot and ankle market.

We believe the foot and ankle market remains underpenetrated today due to high failure and recurrence rates experienced by patients. For example, revision rates for total ankle arthroplasty are 21.8% after 5 years and 43.5% after 10 years irrespective of the implant compared to approximately 0.9% and 1.4% after three years for hip and knee procedures, respectively. Revision rates across other foot and ankle procedures vary, but also are generally higher than other orthopedic markets. We estimate that revision rates for certain foot and ankle procedures can be as high as approximately 20% to 70%.

Despite these high failure rates, we believe that the foot and ankle market growth will accelerate due to advancements in technology and an increased focus and specialization in foot and ankle ailments, improving patient outcomes and patient awareness of available treatments. We also expect the market to benefit from general trends including an aging population, increased incidence of obesity and diabetes, as well as the broader patient populations’ desire to pursue a more active lifestyle.

Limitations of Existing Approaches in the Foot and Ankle Market

The foot and ankle surgical implant and device market is a relatively new segment of the orthopedic market and is dominated by a handful of incumbents who also operate across the broader medical technology and orthopedic markets. We believe technological advancement and growth in this market has been limited by certain trends in the industry, including:

•
Lack of Sole Focus On and Dedication to Improving Outcomes in the Foot and Ankle Market.

Many of the current incumbent providers operate across multiple sectors both within orthopedics, as well as other medical technology segments, and they have not traditionally created technologies designed exclusively for the foot and ankle surgeon. Typically, these incumbents include their foot and ankle products within broader orthopedic divisions where sales and development teams are allocating time and resources to a broad array of solutions across multiple anatomies beyond the foot and ankle.

•
Lack of Overall Education and Awareness of Optimal Approaches for Treating Foot and Ankle Conditions, Resulting in Higher Failure and Recurrence Rates.

Foot and ankle is an emerging segment of orthopedics and its patients within this segment experience high recurrence and failure rates that can be associated with a multitude of complications. We believe there has been a lack of focus on developing robust medical and clinical education platforms and curriculums aimed to benefit key stakeholders in foot and ankle.

•
Lack of a Specialized Foot and Ankle Sales Force.

Given the broad focus of other industry participants, foot and ankle surgeons are often dealing directly with full line orthopedic sales representatives rather than a dedicated foot and ankle sales specialist. While in more rural markets, a non-specialized sales force is common, in more concentrated markets we believe this dynamic may lead to suboptimal customer service and attentiveness.

•
Lack of Procedural Support and Patient Specific Solutions.

Physicians treating patients with complex foot and ankle conditions are often required to re-purpose another solution for each patient, which may result in inconsistent patient outcomes. In addition, there is a general lack of supporting tools and instruments customized and specific to each patient and procedure. Surgeons have limited optionality for treating patients, which is problematic as there is a wide range of conditions with varying degrees of severity and patient-specific complicating factors such as age, weight and activity level. This lack of options can lead to both high and low severity patients receiving similar, often suboptimal treatment and patients receiving solutions that are not addressing patient-specific factors.

•
Many Existing Solutions Are Repurposed from Other Large Joint Anatomies.

We believe that several options used in treating foot and ankle today are derived from and resemble implants and instruments used in other anatomies such as hip, knee or from general trauma. While these technologies are often highly regarded in their primary anatomies, they were not designed with the specific and complex anatomy of the foot and ankle in mind. There are larger force requirements and usually minimal soft tissue envelopes which can add to the complexity of treating the foot and ankle. We believe this lack of anatomically specific designs and implants has contributed to the high revision and failure rates experienced in our market.

•
Advanced Technologies Not Fully Applied.

We believe that the foot and ankle market has seen limited investment in advanced technologies such as 3-D instrument and implant printing, data analytics, artificial intelligence and robotics. We believe there is a significant need for providers to gain access to such technologies to help make procedures more efficient and to provide patients with more reproducible and improved outcomes. Further, we believe many foot and ankle surgeons are increasingly demanding advanced data analytic solutions to complement surgical support across the full procedural continuum from pre-operative planning, to intra-operative solutions, and ultimately post-operative feedback.

•
Lack of Unbiased Research.

A majority of implants utilized in foot and ankle today were developed without a specific, research-based need in mind. We believe many research projects conducted in foot and ankle were conducted to bolster marketing or were conducted to support adoption of existing products and procedural techniques, and as a result, such research could be biased. Due to this potential bias, we believe there is a need to reorient key stakeholders to design products and procedures based on meaningful, unbiased clinical research.

We believe the combination of these limitations has led to a lack of product innovation and patient specific solutions, resulting in significant unmet need.

At Paragon 28, we aim to disrupt and improve the overall foot and ankle market across all functions of our organization. We are exclusively focused on foot and ankle, with our product development philosophy centered on improving the limitations of existing foot and ankle products and procedures to advance the standard of care.

We believe our differentiating characteristics that allow us to address current market limitations and improve patient outcomes include:

•
Exclusive focus on foot and ankle market
•
Product development and designs to address issues identified through unbiased research
•
•
Dedication to improving the procedural experience for physicians and offering a range of specific options to address all patients’ needs as opposed to repurposed solutions
•
Ambition for each or our anatomically specific foot and ankle solutions to be the standard of care
•
Development and utilization of advanced technologies through Smart 28
•
Commitment to clinical education of all stakeholders
•
Highly focused and rigorously trained sales force

Our Solutions

We have built a comprehensive, full-line foot and ankle orthopedic device company. We let the needs and limitations of the procedure dictate the systems and technologies that we develop in order to identify the best solution to overcome and improve the entire surgical and patient experience. We approach each type of procedure from both the patient’s and the surgeon’s perspectives. The goal of each new solution is to improve patient outcomes, reduce ailment recurrence and complication rates, and to provide optionality to fit the specific needs of each patient. We respect that no two patients are the same, and with that in mind we develop our solutions with a range of optionality. The goal of each new solution for surgeons is to make the procedure simpler, more consistent, and more reproducible, and to identify new approaches to deformity correction that may address certain limitations.

We believe our commitment to this approach has allowed us to establish a brand and reputation of being innovators in the foot and ankle industry. Since inception, we have introduced numerous key technological advancements and innovative products that have advanced and challenged the status quo in our industry.

We believe the differentiation of our purpose-built solutions and the clinical value that we provide to our surgeon customers is demonstrated by our commercial success and growth. Since our first internally developed product, the Preserve bone wedges, launched in 2011, we have commercialized 73 product systems, including 6 product systems acquired in the Additive Orthopaedics acquisition, through December 31, 2021. Additionally, we currently have more than 30 product and system offerings in our development pipeline and expect 26 products to launch commercially in the next 24 months which represents our continued dedication to enhancing our product portfolio with novel and disruptive solutions. We have also rapidly expanded our global intellectual property portfolio and will continue to focus on only patenting what we view as truly unique.

Our Smart 28 Ecosystem

To bolster our internal Smart 28 ecosystem, we acquired the assets of Additive Orthopaedics in 2021, which provides our customers with exclusive access to the only 3-D printed, patient specific total talus spacer authorized for marketing pursuant to an approved HDE application. We also acquired a proprietary, pre-operative surgical planning platform, which we believe may significantly accelerate our ability to leverage AI to improve clinical outcomes. In addition, with the Disior acquisition in the first quarter of 2022, we acquired a leading three-dimensional analytics pre-operative planning software company based in Helsinki, Finland. With the addition of both Additive Orthopaedics and Disior, we now have capabilities within the pre-operative and intra-operative stages of the continuum of care.

We expect to continue to invest in Smart 28 with the intent of developing post-operative solutions, while further bolstering our capabilities and offerings within the preoperative and intraoperative stages.

Our Procedurally Focused Systems

We have developed a comprehensive portfolio of foot and ankle surgical systems. Each system typically includes one or more of the following: plates, screws, staples, nails, advanced joint and bone replacements, orthobiologics, and other implantation instruments and disposables specifically designed for the particular surgical system. We focus our engineering efforts equally on each component of our surgical systems, from the implants to the procedural approach and instruments. Since inception, we have designed and currently market 73 product systems and approximately 9,100 SKUs. We have developed approximately 6,700 implant, 1,300 instrument, and 1,000 disposable and other SKU’s. Our products are available in a variety of sizes and configurations to best suit the individual patient’s anatomical and surgical requirements.

Our Plating Systems

We currently offer three plating systems: Gorilla Plating System, Baby Gorilla Plating System and Silverback Ankle Fusion Plating System. These plating systems are used in all major procedural segments within the foot and ankle industry. Our plates were created with the patient and surgeon in mind and designed to eliminate hardware irritation and the need for plate manipulation to help enhance surgical outcomes. Our plates are generally optimized to be procedure-specific with varying degrees of thickness to best suit the anatomical requirements of each patient and surgery. Our anatomically contoured plates are machine contoured, which we believe results in stronger, more balanced constructs with a better fit when compared to plates that are stamped, rolled, or bent. In order to complement our plates, drive clinical value, and enhance reproducibility, we offer complete all-in-one caddies containing the implants and procedure-specific instruments that surgeons will likely utilize in the procedure. A number of our plating systems include many patented features.

Our leading plating system is the Gorilla Plating System (Gorilla). Gorilla is one of the most comprehensive foot and ankle plating systems with over 290 plating options and a wide variety of plate-specific screws.

Gorilla Plate-Specific Screws

• One of the most comprehensive product offering with 14 systems, 61 styles, and 293 plate options with unique, customizable instrumentation

• Offers 2.7 mm, 3.5 mm, and 4.2 mm locking or non-locking variable angle plate screws, R3CON and TUFFNEK screws options

• Variable angle plate screws are designed to allow greater surgical flexibility and accommodate up to 15° off-axis locking placement

• Our reinforced screw neck, known as TUFFNEK, increases the bending strength of the construct at the point of highest stress

Our Gorilla Plating System includes, among others, the following systems:

Lisfranc (midfoot) Plating System • 5 anatomically contoured designs • 28 total offerings • Designed to minimize soft tissue irritation

Lapidus Plating System • Anatomically contoured • Guide allows for placement of cross-screw while maintaining on-axis placement of plate screws

Lateral Column Plating System • Anatomically contoured • Plate and screw construct designed to maintain anatomic alignment of the lateral column

Calcaneus (heel bone) Slide Plating System

• Angled screw accommodates a locking screw for added dimension of stability

• May result in less hardware removal cases

• Designed to not violate growth plate of the calcaneus in pediatric patients

NC Fusion Plating System (fusion of two bones on the inside middle of the foot) • Anatomically contoured • Designed to achieve compression across multiple joints • Built-in alignment templating

The Baby Gorilla Plating System is a comprehensive foot and ankle specific plating system that includes 26 distinct plating styles and 92 distinct plating options with unique, customizable instrumentation. Similar to Gorilla, the Baby Gorilla system incorporates modularity, optionality and specificity with plates designed for procedures that require narrower plates and smaller screws to match the anatomy and size of the smaller bones within the foot. Additionally, while the Baby Gorilla system was created to primarily address a full range of trauma fixation procedures, it also includes a variety of compression plates for reconstructive procedures in the foot and ankle.

Baby Gorilla Plate-Specific Screws

• Offers 2.0 mm and 2.5 mm locking or non-locking variable angle plate screws

• Variable angle plate screws are designed to allow greater surgical flexibility and accommodate for up to 15° off-axis locking placement

Our Baby Gorilla Plating System includes, among others, the following systems:
• System provides fracture- and procedure-specific options Navicular Fracture Plates • 4 total offerings • Hole pattern designed around common forms of navicular bone (a bone in the ankle) fractures
5th Metatarsal Hook Plates • Designed to anatomically fit the 5th metatarsal bone • Contains sharp hooks allowing the plate to grab the proximal fragments and secure them back to the bone

In a retrospective study that we funded but for which we did not participate in the data collection or the ultimate publication in Foot & Ankle International in 2019, our Gorilla Plating System demonstrated strong clinical value and surgical efficiency resulting in fewer hardware removals, higher rates of bone union, and a biomechanically stable fixation; of the 81 patients who received a Gorilla Calcaneal Slide Plate, a 100% union rate was noted, with only one plate removed due to a superficial wound infection (1.2%), and no plates were removed due to hardware failures. This retrospective study was not powered for statistical significance. One case of hardware removal was reported due to wound breakdown and the plate being exposed. All osteotomies healed without displacement or hardware failure.

The Gorilla Plating System and Baby Gorilla Plating System are cleared for use in stabilization and fixation of fractures or osteotomies; intra and extra articular fractures, joint depression, and multi-fragmentary fractures; revision procedures, joint fusion and reconstruction of small bones of the toes, feet and ankles including the distal tibia, talus, and calcaneus, as well as the fingers, hands, and wrists. The systems can be used in both adult and pediatric patients. We began developing the Gorilla Plating System and the Baby Gorilla Plating System in the fourth quarter of 2012 and received our initial 510(k) clearance in April 2014. The Gorilla Plating System and the Baby Gorilla Plating System are cleared as Class II medical devices for the above indications and the associated instrumentation are cleared as Class I medical devices.

Our Silverback Ankle Fusion Plating System (Silverback) offers 62 unique, low profile, anterior, lateral, and posterior plate designs, five screw diameters, and a robust offering of joint preparation instrumentation to address tibiotalar (TT), tibiotalocalcaneal (TTC), or tibiocalcaneal (TC) arthrodesis. The plating system is engineered from Type II Anodized Titanium Alloy for improved fatigue performance and allows for multiple points of fixation with contoured and flat options.

SILVERBACK™
ANKLE FUSION PLATING SYSTEM
Lateral Plate
Anterior Plate
Posterior Plate
Locking
Non-locking

Silverback Plating System

• The Silverback plate options were designed specifically for the varying anatomy when addressing an ankle arthrodesis

• Offers 3.5 mm and 4.2 mm locking and non-locking screws, 4.5 mm and 5.2 mm locking and non-locking Silverback screw options and a 4.7 mm Compact Silverback screw option

• Compact Silverback screw is designed for dense bone commonly found in the proximal tibia.

The Silverback Gorilla Plating System are cleared for use in stabilization and fixation of fractures or osteotomies; intra and extra articular fractures, joint depression, and multi-fragmentary fractures; revision procedures, joint fusion and reconstruction of small bones of the toes, feet and ankles including the distal tibia, talus, and calcaneus, as well as the fingers, hands, and wrists. The system can be used in both adult and pediatric patients. We began developing the Silverback Gorilla Plating System in the third quarter of 2017 and received our initial 510(k) clearance in September 2018. The Silverback Gorilla Plating System is cleared as a Class II medical device for the above indications and the associated instrumentation are cleared as Class I medical devices.

Our Precision Guide Technology

Precision Guide is our patented instrument technology that we created with the goal to improve surgical outcomes and allow surgeons of all skill levels and experience to perform consistent and reproducible procedures utilizing our implants. This technology also saves time in the operating room and reduces the amount of fluoroscopy, a type of medical imaging, used.

Many foot and ankle procedures require cross-screws in addition to plates. For certain procedures, when a surgeon implants a cross-screw they can either insert the screw freehand or use our Precision Guide. Freehand screw placement may result in intra-operative hardware collision or multiple attempts to redirect the screws to avoid collision, which may result in unwanted revisions, longer surgical times, and slower patient recovery.

Each Precision Guide variation is uniquely attuned to work in tandem with its corresponding procedurally focused plate or implant. Once plate screws are inserted, the surgeon attaches the Precision Guide to the plate with a simple hand screw. The Precision Guide arm provides the surgeon with a drill guide that is positioned at a pre-calculated, three-dimensional angle designed to avoid collision with the existing plate and plate screws and optimize orientation for ideal construct strength.

We have six variations of Precision Guide that are tailored to specific procedures where one or more cross-screws or implants are required. Our Precision Guide technology is available for the following procedures: MTP fusion (a procedure to address bunion deformities that fuses two bones on the big toe), first tarsometatarsal arthrodesis (Lapidus plate) and metatarsal osteotomy for bunion correction, medial column beaming for charcot foot reconstruction, ankle fusion plating, and naviculocuneiform (NC) joint arthrodesis.

Monster, Mini Monster, and Joust Beaming Screw Systems

To complement our plating systems and provide surgeons with the full suite of products, we created a variety of innovative standalone screw systems. Our screw systems are utilized in all major procedural segments within the foot and ankle industry. Every detail was scrutinized in the design of our screws, from thread distance and pitch to neck tapering angle (precompression taper), with the goal of providing differentiated screws that address the needs of patients and surgeons. To support our 510(k) submission, we conducted engineering analyses in which our screws, were uniquely attuned and well-balanced for optimal strength and insertion sharpness, all while maintaining superior implantation represented by greater predicted pull-out strength compared with predicate devices.

Our Monster and Mini Monster Screw Systems are cannulated and solid screw systems with a wide variety of size and feature options. We offer a variety of length increments and multiple thread length options that allow versatility for the fixation of osteotomies, fractures, and joint arthrodesis. Our screw offerings are supported by a robust portfolio of tools and instruments designed to help improve consistency and accuracy of surgical outcomes.

Our Joust Beaming Screw System is comprised of cannulated and solid beams with a variety of sizes and features optimized to accommodate varying patient anatomy and allow surgeons greater flexibility in final placement. Compared to our Monster screw systems, Joust screws are longer in length and are primarily utilized in procedures that require stabilization that extends beyond one joint, such as charcot foot. Additionally, our Joust screws are constructed from Type II Anodized Titanium that have been proven in third-party clinical studies to provide improved fatigue strength, which may result in better patient outcomes.

Our screws can be used as a standalone implant, with other screws, or in tandem with a plating system, depending on the procedural demands and surgeon preference. We designed our screws with the mindset of being inclusive and cognizant of individual surgeon preferences, knowing that there is more than one way to a successful outcome. We believe that we offer surgeons one of the broadest array of screw options, including headed and headless screws, fully and partially threaded, all at various sizes. Other key features of our screws include reverse cutting flute threading, which are self-tapping reverse threads that help facilitate screw removal, and forward cutting flutes, which creates thread pattern during screw insertion and allow the screw to be self-tapping.

The Monster Screw System is cleared for use in bone reconstruction, osteotomy, arthrodesis, joint fusion, ligament fixation, fracture repair and fracture fixation, appropriate for the size of the device. The Monster Screw System, including the Joust Beaming Screw System, can be used in both adult and pediatric patients. We began developing the Monster Screw System in the third quarter of 2011 and received our initial 510(k) clearance in April 2013. The Monster Screw Systems is cleared as Class II medical devices for the above indications and the associated instrumentation are cleared as Class I medical devices.

The Joust Beaming Screw System is indicated for use in bone reconstruction, osteotomy, arthrodesis, joint fusion, ligament fixation, fracture repair and fracture fixation, appropriate for the size of the device. We began developing Joust Beaming Screw System in the fourth quarter of 2017 and received initial 510(k) clearance in April 2019. The Joust Beaming Scew System can be used in adult patients. The Joust Beaming Screw System is cleared as Class II medical device for the above indications and the associated instrumentation are cleared as Class I medical devices.

APEX 3D Total Ankle Replacement System (TAR)

The APEX 3D is our total ankle replacement system that was initially cleared by the FDA in July 2020. We believe the APEX 3D System marks the next generation in total ankle arthroplasty, or replacement, with advanced technologies such as porous 3-D printed implants and Vitamin E infused highly cross-linked polyethylene. The APEX 3D implant is available in varying sizes and design configurations, including a universal polyethylene locking mechanism that provides surgeons versatility in implant sizing to best fit the needs of the patient. The APEX 3D System is based on over a century of combined clinical experience, cutting-edge biomechanical research, and is designed to address the inherent challenges associated with total ankle joint replacement clinical outcomes including tibial component loosening at a rate of between 12% and 38%, pathological wear, overly constrained articulation components in the presence of imperfect alignment, limited research to indicate the sensitivity of alignment, significant patient variation in gait, instability, and persistent pain. In addition, the APEX 3D System was designed to address the factors we believe contribute to loosening and stress of components. We believe it is the first true anatomic dual cone design, based on CT research around both diseased and healthy anatomy.

The APEX 3D total ankle replacement system is cleared for use as a total ankle replacement in primary surgery for patients with ankle joints damaged by severe rheumatoid, post-traumatic or degenerative arthritis. Revision surgery for these patients is also indicated for patients with sufficient bone stock present. The APEX 3D total ankle replacement system can be used in both adult and pediatric patients. We began developing the APEX 3D total ankle replacement system in the fourth quarter of 2016 and received our initial 510(k) clearance in July 2020. The APEX 3D total ankle replacement system is cleared as Class II medical device for the above indications and the associated instrumentation are cleared as Class I medical devices.

Smart 28 for Total Ankle Replacement

To complement our APEX 3D total ankle replacement implant and further distinguish our total ankle replacement procedure, we developed two advanced technologies, FasTrac and MAVEN, to utilize intra-operatively. Depending on physician preference and surgical needs, FasTrac or MAVEN is designed to ensure optimized implant positioning to enhance post-procedural surgical outcomes. FasTrac and MAVEN represent our first TAR-specific Smart 28 tools. We intend to further develop tools and capabilities across the entire continuum of TAR care to further enhance clinical outcomes for our APEX 3D patients.

FasTrac is our proprietary distal tibia alignment system that features laser technology developed to provide a precise visual reference point during component alignment, a critical step in establishing optimal implant placement during TAR. In addition to expediting and visually enhancing alignment, the system streamlines the surgical technique by eliminating the need to insert an additional pin into the tibia or conduct CT scans. The FasTrac system is designed to be used to verify varus/valgus alignment as well as internal external alignment. FasTrac is cleared for use for the same use as our APEX 3D total ankle replacement system and can be used in adult patient populations. We began developing FasTrac in the second quarter of 2018 and received initial 510(k) clearance in November 2020. FasTrac is cleared as Class II medical device for the above indications and the associated instrumentation are cleared as Class I medical devices.

MAVEN is our proprietary patient-specific instrumentation offering that provides an accurate and simple-to-use surgical planning technology to surgeons. It utilizes an advanced CT-based coordinate system designed for reproducible alignment and accurate implant placement critical for long-term survivorship of the implant. MAVEN advances patient-specific technologies with its anatomical design features, which promote alignment accuracy, stability, and ideal implant placement. MAVEN is compatible with both weight-bearing CT and traditional CT scanning technologies and features one continuous scan from the knee through the base of the foot to capture biomechanically accurate data. The combination of patient-specific CT information, contoured guides, and APEX 3D implant designs provide the surgeon with exceptional technology engineered to optimize patient outcomes. Our MAVEN patient-specific instrumentation is intended to be used as patient specific surgical instrumentation to assist in the positioning of total ankle replacement components intraoperatively and in guiding the marking of bone before cutting. MAVEN can be used in both adult and pediatric patients. We began developing the MAVEN in the fourth quarter of 2018 and received initial 510(k) clearance in January 2021. MAVEN is cleared as Class II medical device for the above indication and the associated instrumentation are cleared as Class I medical devices.

Patient Specific Total Talus Spacer

We have the first and only patient-specific total talus spacer authorized for marketing pursuant to an approved HDE application. The implant is designed to replace the talus, the bone in the ankle that connects the leg and foot. This distinct product offering allows patients to maintain a more active lifestyle and provides our surgeons access to a novel alternative to amputation or traditional ankle fusion therapies. We utilize our advanced technologies to create the patient-specific implant shape based on CT scan imaging data, bolstered with AI. The imaging data is then processed in our proprietary software applications to automatically create a design to match the patient’s specific anatomy. The design is then additively manufactured with laser sintering technology, a technique to harden the material, utilizing a cobalt chromium metal alloy.

Patients who received the Patient Specific Talus Spacer in an independent clinical study showed a reduction in pain compared to baseline visual analogue scale pain scores, a standard unidimensional measure of pain, improvement in range of motion, and improvement of functional outcomes based on all Foot and Ankle Outcome Score (FAOS) subscales, including pain, other symptoms, function in daily living, function in sports and recreational activities, and foot and ankle-related quality of life. This study evaluated 32 cases in 31 patients. The primary safety endpoint was the proportion of patients who underwent a secondary subsequent surgical intervention (SSSI). Other safety endpoints assessed included adverse events, device or procedure related adverse events, adverse events by severity, and serious adverse events. The probable benefit endpoint, which is an endpoint used in HDE applications to demonstrate the probable benefit of health from use of the device outweighs the risk of illness or injury from its use, was the reduction in baseline level pain following surgery using the Visual Analog Scale (VAS) for pain. The secondary probable benefit endpoints assessed included ankle range of motion (ROM) and FAOS. FAOS subscales, pain, symptom (stiffness, swelling), activities of daily living (ADL), ability to perform sports and recreational activities (Sport/Rec); and foot/ankle-related quality of life (QoL) were also assessed. The patients who were implanted with the patient specific talus spacer in the above study received a clinically meaningful probable benefit from the device. The study demonstrated that baseline VAS pain score were reduced by -2.8 cm postoperatively, from 6.9 cm (moderate to severe pain) to 4.1 cm (mild pain). ROM also improved on average, especially when limiting the analysis to those patients who had at least year of follow-up and thus had adequate time to rehabilitate. Functional outcomes based on FAOS subscales also improved, with average improvement on all subscales exceeding the associated MIC threshold except Sport/Rec. Moreover, the rate of reoperation was low, with 9.4% of cases resulting in reoperation. Improvement in pain and function measures, accompanied by a low rate of reoperation, is particularly meaningful to AVN talus patients who have limited options and high risk of needing to undergo fusion or amputation. No serious adverse events were reported and there were only three adverse events reported, one for scarring and two for pain related to the implant. The study was not powered for significance.

The total talus spacer is marketed pursuant to an approved HDE application to treat avascular necrosis of the ankle joint. The anatomical landmarks necessary for the design and creation of the patient specific talus spacer must be present and identifiable on a CT scan. The total talus spacer system can only be used in adult patients. Additive Orthopeadics began development on the total talus spacer began in the first quarter of 2016 and the original HDE application was approved in February 2021.

Bunion, or Hallux Valgus Correction Systems

We have developed a variety of products and systems to treat bunions. There is no one size fits all approach to such a complex confluence of soft tissue and bone deformities, and we developed a portfolio of surgical options to treat bunions of varying degrees of severity and other patient-specific considerations such as weight, age and level of desired activity. When choosing a bunion procedure, it is important to match the procedure to the severity and type of deformity, while considering factors such as medical co-morbidities, soft tissue, age, and activity level. Improper choice of procedure could lead to under correction, recurrence, complications or altered biomechanics of the foot. We believe that the goal of any bunion procedure should be to maximize deformity correction, while minimizing disruption of healthy tissue and bone. Our broad portfolio allows the surgeon to provide patients with a solution to address the appropriate level of intervention for their individual deformity, from mild and moderate to severe and end stage.

The below section highlights two of our various bunion correction systems, the PROMO Triplanar Hallux Valgus Correction System and the Phantom Intramedullary Nail System

More than 100 surgical techniques exist for the treatment of bunions. Bunion post-operative recurrence rates vary between different publications from 3% to 70%, representing significant variability and procedural limitations amongst conventional treatments. We designed our proximal rotational metatarsal osteotomy or PROMO Triplanar Hallux Valgus Correction System (PROMO) to consistently and effectively treat all three planar dimensions contributing to bunion deformity without requiring a fusion of the joint. We also developed our PROMO system to provide surgeons the flexibility to tailor the procedure to match the specific deformity and allow the opportunity to correct a wide range of bunion deformities. In addition, we have developed tools and instruments specific to the PROMO procedure, providing the surgeon with procedural reproducibility and accuracy. Additionally, in cases with healthy joints or with patients that are not hypermobile, our PROMO procedure does not require fusion of the TMT joint, or the tarsometatarsal joints in the foot, while still addressing all planes of deformity.

In a study published in Foot and Ankle Clinics in 2019, the authors report on their experience using the PROMO procedure on 60 patients with one year of follow-up and 25 patients with two years of follow-up. The authors noted that there was a 3% deformity recurrence rate observed, with 100% union rate achieved. In an earlier prospective study published in Foot & Ankle Orthopaedics in 2018, results demonstrated that the PROMO technique reliably corrects pronation and varus through a stable osteotomy, avoiding fusing of any healthy joints. After one year, all 25 patients were satisfied with the surgery, and no recurrence or complications were found. The authors also reported significant improvement in radiographic measurements, including the lack of metatarsal shortening, which can occur with the Lapidus bunionectomy procedure. We did not fund this study and were not involved in the data collection or the publication. The study was not powered for significance and the no adverse events were reported.

The PROMO system is indicated for use for stabilization and fixation of fractures or osteotomies; intra and extra articular fractures, joint depression, and multi-fragmentary fractures; revision procedures, joint fusion and reconstruction of small bones of the toes, feet and ankles including the distal tibia, talus, and calcaneus, as well as the fingers, hands, and wrists. The PROMO system can be used in both adult and pediatric patients. We began developing the PROMO system in the second quarter of 2017 and received initial 510(k) clearance in December 2017. The PROMO system is cleared as Class II medical device for the above indications and the associated instrumentation are cleared as Class I medical devices.

Phantom Intramedullary Nail System for Treatment of Severe Hallux Valgus

Our Hallux Valgus (bunions) portfolio also features our Phantom Intramedullary Nail system which is a novel dedicated intramedullary device designed specifically for correcting hallux valgus deformity by fusing the first TMT joint. Offered in a variety of lengths to accommodate variations in patient anatomy, the nail and threaded peg construct is positioned below the bone with zero profile to minimize soft tissue disruption during a Lapidus procedure. This design is intended to lessen pain associated with hardware prominence of traditional plating systems while minimizing disruption to the periosteum (blood supply). The system exerts a proportionate amount of force in all anatomic planes to resist recurrent hallux valgus and plantar gapping. The nail and threaded peg construct offer crossed screw fixation proximally and distally, providing for stability across the fusion site and allowing early weight bearing. Instrumentation provided in the system also allows the surgeon to dial in the appropriate amount of compression specific to each patient, with this compression being applied directly through the center of the anatomy, which is the ideal location.

Additionally, as part of this system, we offer unique instrumentation that provides targeting guides for precise placement and positioning of the nail and pegs.

In a clinical study designed to analyze the efficacy of different fixation devices in relation to such devices ability to prevent plantar gapping, our Phantom Intramedullary Nail demonstrated improved performance as compared to a medial wall plate construct and crossing screw constructs while avoiding soft tissue irritation. A study published in Foot & Ankle Orthopaedics in 2019 compared our 4-Hole Phantom Intramedullary Nail, 3-Hole Phantom Intramedullary Nail, Gorilla Lapidus Plate, and a two crossing screw construct in cadaveric tissue in cyclic loading, simulating repeated loading of the foot that would occur with walking. The study found that the 3-Hole and 4-Hole Phantom Intramedullary Nails, as well as the Gorilla Lapidus Plate all had statistically significant less plantar gap widening than crossing screws and may provide a better environment for bone healing than screw fixation.

The Phantom Intramedullary Nail System is indicated for use in stabilization and fixation of the small bones of the feet and ankle for the treatment of fractures, osteotomies, nonunions, pseudoarthroses and malunions by revision, joint fusion or reconstruction procedures. Phantom Intramedullary Nail System can be used in both adult and pediatric patients. We began developing the Phantom Intramedullary Nail System in the fourth quarter of 2013 and received initial 510(k) clearance in June 2017. The Phantom Intramedullary Nail System is cleared as Class II medical device for the above indications and the associated instrumentation are cleared as Class I medical devices.

Orthobiologics

We offer a variety of different orthobiologics, including bone wedges, grafts, demineralized bone matrices, bone void fillers, synthetic materials, amniotic products, and a biocompatible collagen matrix. Our flagship orthobiologic product is our patented PRESERVE Bone Graft System, which features eight procedure-specific shapes with more than 40 size variations, significantly reducing the need for potential graft shaping. PRESERVE is complemented with a variety of sizer instruments that allow surgeons the ability to determine ideal graft size and position to achieve the desired correction.

Our PRESERVE allografts are made of dense cancellous bone, which is the spongy portion typically found at the end of the bone. Studies have shown that cancellous bone is eight times more metabolically active than cortical bone, which is the dense outer surface of the bone, and has a higher union rate. Additionally, to enhance the quality and performance of our grafts we apply an aseptic processing technique that helps preserve the biomechanical properties of the bone and this narrows the donor pool to only the highest quality bone. Our process does not utilize traditional terminal sterilization techniques such as gamma irradiation or hydrogen peroxide. Studies have shown that terminal sterilization techniques may make bones more brittle, negatively impact osteoinductivity of bone, and delay graft incorporation or even contribute to graft non-union. Because our process allows us to maintain mechanical integrity of the graft, we don’t have to utilize a cortical rim which in turn gives us greater visibility of graft incorporation post-implantation and increases incorporation speed. We believe that our unique and patented shapes and processing techniques allow PRESERVE to be a superior product and improve clinical outcomes for our patients.

In a study published in Foot & Ankle Orthopaedics in 2016, the authors determine if using gamma irradiation during processing will significantly decrease the modulus (elasticity), maximum compression strain and stress and energy during static testing of dense cancellous bone. The purpose was to also determine if using gamma irradiation during processing would significantly decrease the strain energy of the allograft during dynamic testing in dense cancellous bone. Static testing results demonstrated a 27% reduction in modulus, a 26% reduction in maximum stress, a 15% reduction in strain at maximum stress and a 37% reduction in energy in the gamma irradiated specimens versus aseptically processed specimens.

The PRESERVE Bone Graft System is regulated as a Human Cell and Tissue Product (HCT/P) under Section 361 of the Public Health and Services Act (PHSA). The PRESERVE Bone Graft System is intended for homologous use only, which means repair, reconstruction, replacement, or supplementation of a recipient’s cells or tissues with tissue-based product that performs the same basic function or functions in the recipient as in the donor. We began developing the PRESERVE Bone Graft System in the first quarter of 2013.

Additional Products

In addition to the products highlighted above, we have a wide variety of other procedurally focused and differentiated systems.

Procedure: hammertoe	• Developed to provide surgeons an alternative soft tissue fixation option for hammertoes • Designed to rebalance top and bottom toe tendons with only a small incision – no bony cuts required
Procedure: hammertoe	• Single piece titanium sprayed PEEK (Polyetheretherketone) implant intended for hammertoe correction • Allows for standard or retrograde technique and sterile or non-sterile instrument options

Procedure: bunions, flatfoot

• Superelastic nitinol with a simple insertion method to gain rigid compression across an osteotomy site

• Robust optionality with staples ranging from 8 mm-25 mm in size and either straight or angled (for Akin sizes)

Procedure: fracture fixation

• Designed so that if screw fracture occurs after the healing of the joint, the screw breaks cleanly at the notch point in the clear space

• A case study involving three patients has shown when screws fracture in the clear space improved positioning may result and may reduce the need for hardware removal

• Challenges of ankle fixation include: stabilization of syndesmotic ankle fracture is not well understood, little information to guide surgeon to proper alignment, high failure and revision rates, and a dynamic soft tissue environment with varying ankle pressures

• Engineered screw to release initial rigid fixation where soft tissue has initiated healing; optimal range to best restore anatomic function of environment

• R3LEASE screw head designed to fit perfectly in ankle fracture plating system

Procedure: foot fracture	• Patented curved instrument designed to address procedural challenges • Screw offering features over 120 unique implants with unique size and solid/cannulated options

Product Development and Pipeline

We are committed to continuously expanding our portfolio of foot and ankle solutions and to bring next-generation products to market. Our development pipeline is driven by our passion and commitment to designing products aimed to improve patient outcomes and create surgical efficiencies. We have a dedicated team of design and development engineers that have embodied our research philosophy to drive continual innovation. Our internal engineering team is comprised of 40 highly qualified individuals, and when needed we utilize third-party resources to augment and support our team with subject matter expertise. We believe our research philosophy provides us with a competitive edge in the marketplace, and includes the following principles:

•
Research and understand the fundamentals of foot and ankle disease
•
Perform unbiased research to rethink an existing procedure or product
•
Incorporate multiple philosophies and approaches into product design
•
Design purpose built products
•
Strive for every product to be the best on the market
•
Remain fluid on technology to allow us to consider the most appropriate needs of each indication

We aim to further inform our product development and benefit the broader foot and ankle community by collaborating with university partners to perform meaningful, unbiased research. This research has resulted in publications that are unrelated to our existing products and can be used as tools to analyze existing technology, as well as drive creativity and learning opportunities for our engineers and foot and ankle surgeons.

We have established a cadence of bringing new products to market. Since our first commercial launch in 2010, we have brought to market 73 product systems, which includes 6 products we acquired in the Additive Orthopaedics acquisition, with approximately 9,100 SKUs. We expect to continue this steady rhythm of new product development and launches. We currently have more than 30 product and system offerings in our development pipeline and expect the majority to launch commercially in the next 24 months.

Clinical Overview

We are committed to continued investment in clinical evidence and involving physicians who are recognized as thought leaders in foot and ankle. We believe these efforts will continue to generate a large compendium of publications to ultimately drive adoption of our products and increase awareness of foot and ankle procedures with the goal of establishing our products as the standard of care. Since inception, we have developed a broad set of published studies that we believe strengthens our position as a thought leader in our industry. The safety and clinical performance of our products are supported by more than 48 published clinical whitepapers or studies, of which approximately half were funded by Paragon and were conducted by our employees.

We plan to continue investing in pre-clinical and post-clearance studies to drive utilization of our products. As part of our clinical strategy, we emphasize and internally conduct performance testing of our products including mechanical implant testing in an effort to substantiate the claims we make and support marketing of our clinically meaningful systems.

Commercial Approach

We have dedicated substantial resources to building a leading commercial organization that consists of sales, marketing and medical education. We believe our entrepreneurial and clinically-oriented culture has allowed us to grow our commercial team.

To support our commercial expansion and awareness of the clinical benefits of our solutions, we have made significant investments in our education and training programs. To date, we have trained thousands of surgeons and other professionals. In addition, in 2019 we opened a new corporate, research and development, and clinical headquarters, which includes a 250-person auditorium and a 40-station cadaveric lab that have the capacity to train up to 5,000 people per year. In the United States, we believe there are approximately 2,400 orthopedic surgeons who specialize in foot and ankle, approximately 2,300 pediatric and trauma surgeons that treat foot and ankle and approximately 18,000 podiatrists, the majority of which are performing foot and ankle surgery. In addition to education and training opportunities offered at our headquarters, we employ a broad range of additional options including regional programs and virtual seminars. The breadth of our educational and training programs allows us to cater to a broad range of surgeons and sales people with significant flexibility around time and location.

Education for our commercial organization is extensive and on-going. We believe our extensive training programs have contributed to the clinical expertise of our sales representatives, enabling them to become trusted partners of foot and ankle surgeons.

Our U.S. sales forces consists primarily of independent sales representatives, the majority of whom are exclusive. For the year ended December 31, 2021, substantially all of our U.S. revenue was produced by 199 sales representatives. As of December 31, 2021, our international sales force consists of 14 non-stocking distributors, 8 stocking distributors, and 1 direct market. We began selling outside the U.S. in 2016. We believe that we have a significant opportunity to continue to capture market share in existing and new territories both in the United States and internationally. We expect to continue to dedicate meaningful resources to expand and strengthen our global sales force.

Competition

The foot and ankle market is a young and relatively new surgical specialty that is dominated by a handful of incumbents that operate across the broader medical device and orthopedic markets. Our currently marketed products are, and any future products we commercialize will be, subject to competition. We believe that the principal competitive factors in our markets include:

•
product features and design;
•
technological advancements using data driven tools across foot and ankle continuum of care;
•
physician training and education;
•
product quality and standards including our reputation with our customers;
•
patient experience;
•
product price including level of coverage and reimbursement;
•
clinical outcomes and ease of use;
•
intellectual property; and
•
customer service.

Within the lower extremities market, our primary competitors include multinational companies such as Stryker, DePuy Synthes, Arthrex, Smith, J&J and Nephew and Zimmer Biomet. In addition, we also compete with companies with one or a limited number of foot and ankle products such as DJO Global, Medline, Crossroads, Novastep and Treace.

Many of our multinational competitors have significant financial resources and in addition to competing for foot and ankle market share, they also compete with us in recruiting and retaining qualified sales and marketing professionals, qualified research & development expertise, speed and cadence of product launches and acquiring novel technologies that augment their existing portfolios.

Due to our growing international presence, we also compete with medical device manufacturers outside of the United States. These competitors may develop effective or less expensive products and obtain regulatory clearance before us.

Intellectual Property

We actively seek to protect the technology, inventions and improvements that we consider important to our business using patents, trade secrets, trademarks and copyrights in the United States and foreign markets.

As of December 31, 2021, our patent portfolio included 227 owned and issued patents. Of our patents:

•
Eighteen patents relate to technologies used in our orthobiologics products, all of which are design patents and relate to the associated tools and implants used; eight are U.S. patents, five are U.K. patents and five are E.U. patents; and these patents begin to expire in 2028.
•
•
Fifteen patents relate to technologies used in our nails; of these five are design patents and ten are utility patents; one relates to surgical techniques and eight relate to the associated tools and/or implants used; eight are U.S. patents, three are U.K. patents, one is a Swiss patent, one is a German patent, one is a Chinese patent and one is a Japanese patent; and these patents begin to expire 2030.
•
One hundred and thirty six patents relate to technologies used in our plating systems; of these 98 are design patents and 38 are utility patents; all of these patents relate to the associated tools with one also covering the surgical technique; 60 are U.S. patents, 31 are E.U. patents, 34 are U.K. patents, three are German patents, three are French patents, two are Spanish patents, two are Dutch patents and one is an Australian patent; and these patents begin to expire in 2028.
•
Eleven patents relate to technologies used in our screws; of these three are design and eight are utility patents; all of these patents cover the tools used; three are U.S. patents, two are U.K. patents, one is an E.U. patent, one is a German patent, one is a Spanish patent, one is a French patent, one is a U.K. patent, and one is a Dutch patent; and these patents begin to expire 2035.
•
Forty seven patents relate to technologies used in our other products including hammertoe implants, titanium wedges, soft tissue fixators; of these 18 are design patents and 27 are utility patents; all of these relate to the associated tools, system, and/or implants used with two also covering the surgical technique; 19 are U.S. patents, seven are U.K. patents, six are E.U. patents, three are German patents, three are Spanish patents, three are French patents, three are Dutch patents, one is a Danish patent, one is an Irish patent, and one is a Norwegian patent; and these patents begin to expire in 2033.

In addition to our owned patents, we have 20 registered patents that are in-licensed pursuant to our license agreement with ConforMis, Inc. ("ConforMis") and nine registered patents that are in-licensed pursuant to our agreement with Biedermann Technologies GmbH & Co. KG ("Biedermann"). The 20 patents licensed from ConforMis are all utility patents and relate to technologies used in our Maven Total Ankle Patient Specific system. The ConforMis patents all expire in 2022. Of the nine patents licensed from Biedermann, six are utility patents and three are design patents. All of the Biedermann patents relate to technologies used in our JAWs staple system. Of the patents licensed from Biedermann, six are U.S. patents, one is a E.U. patent, one is a Chinese patent and one is a Japanese patent. The patents licensed from Biedermann begin to expire in 2033.

We entered into the ConforMis license agreement in April 2021 ("ConforMis License Agreement"). Pursuant to the ConforMis License Agreement we are required to pay ConforMis an upfront license fee, to be paid in three installments of $500,000. The ConforMis License Agreement shall terminate upon the later of the expiration of the last patent covered by the ConforMis License Agreement, which is in 2022, or upon the final payment under the agreement. We entered into the license agreement with Biedermann in July 2017 ("Biedermann License Agreement"). Pursuant to the Biedermann License Agreement, we are required to pay a royalty of four percent (4%) of net revenue related to the licensed intellectual property for the 15 years following the date of first sale, including a minimum annual payment of $250,000. The term of the agreement is 20 years, and automatically renews for five-year periods thereafter. Payments to Biedermann under this license agreement totaled $87,000, $111,000 and $126,000 for the years ended December 31, 2021, 2020 and 2019, respectively. Amounts payable to Biedermann as of December 31, 2021 and December 31, 2020 were $163,000 and $175,000, respectively. We believe the ConforMis License Agreement and the Biedermann License Agreements are both immaterial to our business.

As of December 31, 2021 we had 174 pending patent applications globally, including 70 in the United States. In addition to these patent applications, we had four pending patent applications that are pursuant to our license agreement with Biedermann. All of the patent applications pursuant to our license agreement with Biedermann are utility patents and they cover technology related to our JAWs staple system. Of these patent applications, two are U.S. patents and two are E.U. patents. These patent applications will expire 20 years from their earliest filing date when issued. As a result, the earliest these patents could expire, if issued, would be 2035. The pending patent applications are intended to exclude competitors from practicing the innovations of our currently marketed product offering and to protect potential future commercialization opportunities and to strategically block potential workarounds by competitors.

We have U.S. trademark registrations for several of our most material marks, including “PARAGON 28,” “MONSTER,” “GORILLA” and “PHANTOM.” We also have pending U.S. trademark registrations on other material marks, including “APEX 3D,” “MAVEN,” “SILVERBACK,” and “R3ACT.”

The term of individual patents depends on the legal term for patents in the countries in which they are granted. In many countries, including the United States, the patent term for a utility patent is generally 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country. We cannot assure that patents will be issued from any of our pending applications or that, if patents are issued, they will be of sufficient scope or strength to provide meaningful protection for our technology. Notwithstanding the scope of the patent protection available to us, a competitor could develop competitive treatment methods or devices that are not covered by our patents, and we may be unable to stop such competitor from commercializing such treatment methods or devices. Furthermore, numerous U.S. and foreign-issued patents and patent applications owned by third parties exist in the fields in which we are developing products. Because patent applications can take many years to issue, there may be applications unknown to us, which applications may later result in issued patents that our existing or future products or technologies may be alleged to infringe.

There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. In the future, we may need to engage in litigation to enforce patents issued or licensed to us, to protect our trade secrets or know-how, to defend against claims of infringement or misappropriation of the alleged rights of others or to determine the scope and validity of the alleged proprietary rights of others. Any such litigation could result in significant expense and could divert our attention and resources from other functions and responsibilities. Furthermore, even if our patents are found to be valid and infringed, a court may refuse to grant injunctive relief against the infringer and instead grant us monetary damages and/or ongoing royalties. Such monetary compensation may be insufficient to adequately offset the damage to our business caused by the infringer’s competition in the market.

Adverse determinations in litigation could subject us to significant liabilities to third parties, could require us to seek licenses from third parties and pay significant royalties to such third parties and could prevent us from manufacturing, selling or using our product or techniques, any of which could severely harm our business.

Our knowledge and experience, creative product development, marketing staff and trade secret information, with respect to manufacturing processes, materials and product design, are as important as our patents in maintaining our proprietary product lines. As a condition of employment, we require all employees and key contractors to execute an agreement obligating them to maintain the confidentiality of our proprietary information and assign to us inventions and other intellectual property created during their employment. For more information, please see “Risk Factors—Risks Related to Our Intellectual Property.”

Manufacturing and Supply

We currently leverage multiple third-party manufacturing relationships to ensure high quality, low cost production while maintaining a capital efficient business model. We have multiple sources of supply for many of our surgical solutions’ critical components. Nearly all of our supply agreements do not have minimum manufacturing or purchase obligations. As such, we generally do not have any obligation to buy any given quantity of products, and our suppliers generally have no obligation to sell to us or to manufacture for us any given quantity of our products or components for our products. In most cases, we have redundant manufacturing capabilities for each of our products. Except during the height of the COVID-19 pandemic, we have not experienced any significant difficulty obtaining our products or components for our products necessary to meet demand, and we have only experienced limited instances where our suppliers had difficulty supplying products by the requested delivery date. We believe manufacturing capacity is sufficient to meet market demand for our products for the foreseeable future.

Order quantities and lead times for components purchased from suppliers are based on our forecasts derived from both historical demand and anticipated future demand. Lead times for components may vary depending on the size of the order, time required to fabricate, specific supplier requirements and current market demand for the components, sub-assemblies and materials.

Government Regulation

Our products, product candidates and operations are subject to extensive regulation by the FDA and other federal and state authorities in the United States, as well as comparable authorities in foreign jurisdictions. Our products are subject to regulation as medical devices in the United States under the Federal Food, Drug, and Cosmetic Act (FDCA) as implemented and enforced by the FDA, and to similar regulations in foreign jurisdictions.

United States Regulation

The FDA regulates the development, design, non-clinical and clinical research, manufacturing, safety, efficacy, labeling, packaging, storage, installation, servicing, recordkeeping, premarket clearance or approval, adverse event reporting, advertising, promotion, marketing and distribution, and import and export of medical devices to ensure that medical devices distributed domestically are safe and effective for their intended uses and otherwise meet the requirements of the FDCA.

FDA Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device commercially distributed in the United States requires either FDA clearance of a 510(k) premarket notification, de novo classification, or approval of a PMA. Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the Quality System Regulation (QSR), facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post-market surveillance, patient registries and FDA guidance documents.

While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risks, such as life sustaining, life supporting or some implantable devices, or devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device, are placed in Class III, requiring approval of a PMA. Some pre-amendment devices are unclassified, but are subject to FDA’s premarket notification and clearance process in order to be commercially distributed. The majority of our currently marketed products are Class II devices subject to 510(k) clearance, though we also market certain Class I exempt devices that do not require 510(k) clearance and one Class III product that is marketed pursuant to an approved HDE application. We are also in the process of developing one of our pipeline products that we believe will be subject to the requirement for approval under a PMA before it can be marketed.

510(k) Clearance Marketing Pathway

To obtain 510(k) clearance, we must submit to the FDA a premarket notification submission demonstrating that the proposed device is “substantially equivalent” to a legally marketed predicate device. A predicate device is a legally marketed device that is not subject to premarket approval, i.e., a device that was legally marketed before May 28, 1976 (pre-amendments device) and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I, or a device that was found substantially equivalent through the 510(k) process. The FDA’s 510(k) clearance process usually takes from three to twelve months, but may take longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. In addition, FDA collects user fees for certain medical device submissions and annual fees for medical device establishments. For fiscal year 2022, the standard user fee for a 510(k) premarket notification application is $12,745.

If the FDA agrees that the device is substantially equivalent to a predicate device currently on the market, it will grant 510(k) clearance to commercially market the device. If the FDA determines that the device is “not substantially equivalent” to a previously cleared device, the device is automatically designated as a Class III device. The device sponsor must then fulfill more rigorous PMA requirements, or can request a risk-based classification determination for the device in accordance with the de novo classification process, which is a route to market for novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, will require a new 510(k) clearance or, depending on the modification, PMA approval or de novo classification. The FDA requires each manufacturer to determine whether the proposed change requires submission of a 510(k) premarket notification, request for de novo classification or a PMA in the first instance, but the FDA can review any such decision and disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or request the recall of the modified device until 510(k) marketing clearance, approval of a PMA, or issuance of a de novo classification. Also, in these circumstances, the manufacturer may be subject to significant regulatory fines or penalties.

Over the last several years, the FDA has proposed reforms to its 510(k) clearance process, and such proposals could include increased requirements for clinical data and a longer review period, or could make it more difficult for manufacturers to utilize the 510(k) clearance process for their products. For example, in November 2018, FDA officials announced steps that the FDA intended to take to modernize the premarket notification pathway under Section 510(k) of the FDCA. Among other things, the FDA announced that it planned to develop proposals to drive manufacturers utilizing the 510(k) pathway toward the use of newer predicates. These proposals included plans to potentially sunset certain older devices that were used as predicates under the 510(k) clearance pathway, and to potentially publish a list of devices that have been cleared on the basis of demonstrated substantial equivalence to predicate devices that are more than 10 years old. These proposals have not yet been finalized or adopted, although the FDA may work with Congress to implement such proposals through legislation.

In September 2019, the FDA issued revised final guidance describing an optional “safety and performance based” premarket review pathway for manufacturers of “certain, well-understood device types” to demonstrate substantial equivalence under the 510(k) clearance pathway by showing that such device meets objective safety and performance criteria established by the FDA, thereby obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process. The FDA has developed and maintains a list device types appropriate for the “safety and performance based” pathway and continues to develop product-specific guidance documents that identify the performance criteria for each such device type, as well as recommended testing methods where feasible.

PMA Approval Pathway

Class III devices require PMA approval before they can be marketed, although some pre-amendment Class III devices for which FDA has not yet required a PMA are cleared through the 510(k) process. The PMA process is more demanding than the 510(k) premarket notification process. In a PMA, the manufacturer must demonstrate that the device is safe and effective, and the PMA must be supported by extensive data, including data from preclinical studies and human clinical trials. The PMA must also contain a full description of the device and its components, a full description of the methods, facilities, and controls used for manufacturing, and proposed labeling. Following receipt of a PMA, the FDA determines whether the application is sufficiently complete to permit a substantive review. If FDA accepts the application for review, it has 180 days under the FDCA to complete its review of a PMA, although in practice, the FDA’s review often takes significantly longer, and can take up to several years. An advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will generally conduct a pre-approval inspection of the applicant or its third-party manufacturers’ or suppliers’ manufacturing facility or facilities to ensure compliance with the QSR. PMA applications are also subject to the payment of user fees, which for fiscal year 2022 includes a standard application fee of $374,858.

The FDA will approve the new device for commercial distribution if it determines that the data and information in the PMA constitutes valid scientific evidence and that there is reasonable assurance that the device is safe and effective for its intended use(s). The FDA may approve a PMA with post-approval conditions intended to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution, and collection of long-term follow-up data from patients in the clinical study that supported PMA approval or requirements to conduct additional clinical studies post-approval. The FDA may condition PMA approval on some form of post-market surveillance when deemed necessary to protect the public health or to provide additional safety and efficacy data for the device in a larger population or for a longer period of use. In such cases, the manufacturer might be required to follow certain patient groups for a number of years and to make periodic reports to the FDA on the clinical status of those patients. Failure to comply with the conditions of approval can result in material adverse enforcement action, including withdrawal of the approval.

Certain changes to an approved device, such as changes in manufacturing facilities, methods, or quality control procedures, or changes in the design performance specifications, which affect the safety or effectiveness of the device, require submission of a PMA supplement. PMA supplements often require submission of the same type of information as a PMA, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA and may not require as extensive clinical data or the convening of an advisory panel. Certain other changes to an approved device require the submission of a new PMA, such as when the design change causes a different intended use, mode of operation, and technical basis of operation, or when the design change is so significant that a new generation of the device will be developed, and the data that were submitted with the original PMA are not applicable for the change in demonstrating a reasonable assurance of safety and effectiveness. None of our products are currently marketed pursuant to a PMA.

De Novo Classification

Medical device types that the FDA has not previously classified as Class I, II, or III are automatically classified into Class III regardless of the level of risk they pose. The Food and Drug Administration Modernization Act of 1997 established a route to market for low to moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, called the “Request for Evaluation of Automatic Class III Designation,” or the de novo classification procedure. This procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA. Prior to the enactment of the Food and Drug Administration Safety and Innovation Act (FDASIA), in July 2012, a medical device could only be eligible for de novo classification if the manufacturer first submitted a 510(k) premarket notification and received a determination from the FDA that the device was not substantially equivalent. FDASIA streamlined the de novo classification pathway by permitting manufacturers to request de novo classification directly without first submitting a 510(k) premarket notification to the FDA and receiving a not substantially equivalent determination.

Humanitarian Device Exemption Pathway

A HDE is a marketing pathway available to devices designated as humanitarian use devices, or HUDs. HUDs are devices receiving a designation from the FDA that the device is designed to treat or diagnose a disease or condition that occurs in fewer than 8,000 people in the U.S. per year. To market a HUD, the device must have received a HUD designation by the FDA and be approved by the FDA pursuant to an HDE application. An HDE approval is based on the applicant’s demonstration that there is no comparable device available and that the probable benefit to health from the proposed HUD outweighs the risk of injury or illness from its use, taking into account alternative treatments that are available for the condition or disease. However, a medical device approved pursuant to an HDE is exempt from the effectiveness requirements that would otherwise apply and to which the device would be subject if approved pursuant to a PMA, and clinical studies demonstrating effectiveness are not required to support approval. An approved HDE must be labeled with a disclaimer stating that the effectiveness of the device has not been established.

In addition, HUDs that receive HDE approval may not be sold for profit except in limited circumstances, such as where the disease or condition the HUD is intended to treat occurs in pediatric patients or subpopulations and the device is labeled for this use. Where the disease or condition occurs in adults and does not occur in the pediatric population (or occurs in the pediatric population in such numbers that development of the device for such population is impossible, highly impracticable, or unsafe), the device may also be sold for profit. However, in either case, to sell the device for profit, HDE holders must notify the FDA of the intent to sell for profit and are limited in the number of devices that may be sold for profit on an annual basis.

Prior to HUD use following HDE approval, the HDE holder is required to ensure that use of the use of the HUD has been approved by the facility’s IRB. Post-approval clinical studies may also be required. Our total talus spacer was authorized for marketing pursuant to an approved HDE with the requirement for a post-approval study.

Clinical Trials

Clinical trials are almost always required to support a PMA, HDE application, or de novo classification request and are sometimes required to support a 510(k) submission. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s investigational device exemption (IDE) regulations which govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk,” to human health, as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA, which must become effective before commencing human clinical trials. If the device under evaluation does not present a significant risk to human health, then the device sponsor is not required to submit an IDE application to the FDA before initiating human clinical trials, but must still comply with abbreviated IDE requirements when conducting such trials. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE will automatically become effective 30 days after receipt by the FDA unless the FDA notifies the company that the investigation may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE for which it requires modification, the FDA may permit a clinical trial to proceed under a conditional approval.

Regardless of the degree of risk presented by the medical device, clinical studies must be approved by, and conducted under the oversight of, an Institutional Review Board (IRB) for each clinical site. The IRB is responsible for the initial and continuing review of the IDE, and may pose additional requirements for the conduct of the study. If an IDE application is approved by the FDA and one or more IRBs, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA, but must still follow abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and record-keeping requirements. Acceptance of an IDE application for review does not guarantee that the FDA will allow the IDE to become effective and, if it does become effective, the FDA may or may not determine that the data derived from the trials support the safety and effectiveness of the device or warrant the continuation of clinical trials. An IDE supplement must be submitted to, and approved by, the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness, study plan or the rights, safety or welfare of human subjects.

During a study, the sponsor is required to comply with the applicable FDA requirements, including, for example, trial monitoring, selecting clinical investigators and providing them with the investigational plan, ensuring IRB review, adverse event reporting, record keeping and prohibitions on the promotion of investigational devices or on making safety or effectiveness claims for them. The clinical investigators in the clinical study are also subject to FDA’s regulations and must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of the investigational device, and comply with all reporting and recordkeeping requirements. Additionally, after a trial begins, we, the FDA or the IRB could suspend or terminate a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits.

U.S. Regulation of HCT/Ps

Certain of our products are regulated as HCT/Ps. Section 361 of the PHSA authorizes the FDA to issue regulations to prevent the introduction, transmission or spread of communicable disease. HCT/Ps regulated as “Section 361” HCT/Ps are subject to requirements relating to registering facilities and listing products with the FDA, screening and testing for tissue donor eligibility, and Good Tissue Practices (cGTPs) when processing, storing, labeling, and distributing HCT/Ps, including required labeling information, stringent record keeping, and adverse event reporting. Specifically, cGTPs are requirements that govern the methods used in, and the facilities and controls used for, the manufacture of HCT/Ps in a way that prevents the introduction, transmission, or spread of communicable diseases. Section 361 HCT/Ps do not require approval of a marketing application from the FDA before marketing. However, to be regulated as a Section 361 HCT/P, the product must, among other things, be “minimally manipulated,” which for structural tissue products means that the manufacturing processes do not alter the original relevant characteristics of the tissue relating to the tissue’s utility for reconstruction, repair, or replacement and for cells or nonstructural tissue products, means that the manufacturing processes do not alter the relevant biological characteristics of cells or tissues. A Section 361 HCT/P must also be intended for “homologous use,” which refers to use in the repair, reconstruction, replacement, or supplementation of a recipient’s cells or tissues with an HCT/P that performs the same basic function or functions in the recipient as in the donor. HCT/Ps that do not meet the criteria of Section 361 are regulated under Section 351 of the PHSA. Unlike Section 361 HCT/Ps, HCT/Ps regulated as “Section 351” HCT/Ps are subject to the requirement for premarket review and marketing authorization by the FDA.

In November 2017, the FDA released a guidance document entitled “Regulatory Considerations for Human Cells, Tissues, and Cellular and Tissue—Based Products: Minimal Manipulation and Homologous Use—Guidance for Industry and Food and Drug Administration Staff.” The guidance outlined the FDA’s position that all products being purportedly marketed as Section 361 HCT/Ps are more than minimally manipulated and would therefore require a marketing approval to be lawfully marketed in the United States. The guidance also indicated that the FDA would exercise enforcement discretion, using a risk-based approach, with respect to the IND application and pre-market approval requirements for certain HCT/Ps for a period of 36 months from the issuance date of the guidance to allow manufacturers to pursue INDs and/or seek marketing authorizations. Under this approach, FDA indicated that high-risk products and uses could be subject to immediate enforcement action. In July 2020, the FDA extended its period of enforcement discretion to May 31, 2021. As of June 1, 2021, the FDA resumed enforcement of IND and premarket approval requirements with respect to these products.

Pervasive and Continuing Post-Market Regulation

After a product is cleared or approved for marketing (or where the product does not require affirmative marketing authorization, is marketed), numerous and pervasive regulatory requirements continue to apply. These include:

•
establishment registration and device listing with the FDA;
•
QSR requirements, which require manufacturers, including third-party manufacturers and suppliers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;
•
labeling regulations and FDA prohibitions against the promotion of investigational products, or the promotion of “off-label” uses of cleared or approved products;
•
requirements related to promotional activities;
•
clearance or approval of product modifications to 510(k)-cleared devices that could significantly affect safety or effectiveness or that would constitute a major change in intended use of one of our cleared devices, or approval of certain modifications to PMA-approved devices or devices authorized for marketing pursuant to the HDE pathway;
•
medical device reporting regulations, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur;

•
correction, removal and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;
•
the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations; and
•
post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device.

Manufacturing processes for medical devices are required to comply with the applicable portions of the QSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation and servicing of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master file, device history file, and complaint files. As a manufacturer, we are subject to periodic scheduled or unscheduled inspections by the FDA. Failure to maintain compliance with the QSR requirements could result in the shut-down of, or restrictions on, manufacturing operations and the recall or seizure of marketed products. The discovery of previously unknown problems with any marketed products, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls.

The FDA has broad regulatory compliance and enforcement powers. If the FDA determines that a manufacturer has failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which may result in any of the following sanctions:

•
warning letters, untitled letters, fines, injunctions, consent decrees and civil penalties;
•
recalls, withdrawals, or administrative detention or seizure of our products;
•
operating restrictions or partial suspension or total shutdown of production;
•
refusing or delaying requests for 510(k) marketing clearance or PMA approvals of new products or modified products;
•
withdrawing 510(k) clearances, HDEs, or PMA approvals that have already been granted;
•
refusal to grant export approvals for our products;
•
civil monetary penalties; or
•
injunctions or criminal prosecution.

Regulation of Medical Devices in the European Union

The European Union (EU) has adopted specific directives and regulations regulating the design, manufacture, clinical investigation, conformity assessment, labeling and adverse event reporting for medical devices.

Until May 25, 2021, medical devices were regulated by the Council Directive 93/42/EEC (Medical Devices Directive) which has been repealed and replaced by Regulation (EU) No 2017/745 (Medical Devices Regulation). Our current certificates have been granted and renewed under the Medical Devices Directive whose regime is described below. However, as of May 26, 2021, some of the Medical Devices Regulation requirements apply in place of the corresponding requirements of the Medical Devices Directive with regard to registration of economic operators and of devices, post-market surveillance, market surveillance and vigilance requirements. Pursuing marketing of medical devices in the EU will notably require that our devices be certified under the new regime set forth in the Medical Devices Regulation when our current certificates expire.

Medical Devices Directive

Under the Medical Devices Directive, all medical devices placed on the market in the EU must meet the relevant essential requirements laid down in Annex I to the Medical Devices Directive, including the requirement that a medical device must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients, or the safety and health of users and others. In addition, the device must achieve the performance intended by the manufacturer and be designed, manufactured, and packaged in a suitable manner. The European Commission has adopted various standards applicable to medical devices. These include standards governing common requirements, such as sterilization and safety of medical electrical equipment and product standards for certain types of medical devices. There are also harmonized standards relating to design and manufacture. While not mandatory, compliance with these standards is viewed as the easiest way to satisfy the essential requirements as a practical matter as it creates a rebuttable presumption that the device satisfies that essential requirement.

To demonstrate compliance with the essential requirements laid down in Annex I to the Medical Devices Directive, medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its risk classification. As a general rule, demonstration of conformity of medical devices and their manufacturers with the essential requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence. Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can self-assess the conformity of its products with the essential requirements (except for any parts which relate to sterility or metrology), a conformity assessment procedure requires the intervention of a notified body. Notified bodies are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market. A notified body would typically audit and examine a product’s technical dossiers and the manufacturers’ quality system (Notified Body must presume that quality systems which implement the relevant harmonized standards – which is ISO 13485:2016 for Medical Devices Quality Management Systems – conform to these requirements). If satisfied that the relevant product conforms to the relevant essential requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE Mark to the device, which allows the device to be placed on the market throughout the EU.

Throughout the term of the certificate of conformity, the manufacturer will be subject to periodic surveillance audits to verify continued compliance with the applicable requirements. In particular, there will be a new audit by the notified body before it will renew the relevant certificate(s).

Medical Devices Regulation

The regulatory landscape concerning medical devices in the EU recently evolved. On April 5, 2017, the Medical Devices Regulation was adopted to establish a modernized and more robust EU legislative framework, with the aim of ensuring better protection of public health and patient safety. The Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices and ensure a high level of safety and health while supporting innovation. Unlike the Medical Devices Directive, the Medical Devices Regulation is directly applicable in EU member states without the need for member states to implement into national law. This aims at increasing harmonization across the EU.

The Medical Devices Regulation became effective on May 26, 2021. The new regulation among other things:

•
strengthens the rules on placing devices on the market (e.g. reclassification of certain devices and wider scope than the Medical Devices Directive) and reinforces surveillance once they are available;
•
establishes explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
•
establishes explicit provisions on importers’ and distributors’ obligations and responsibilities;
•
imposes an obligation to identify a responsible person who is ultimately responsible for all aspects of compliance with the requirements of the new regulation;
•
improves the traceability of medical devices throughout the supply chain to the end-user or patient through the introduction of a unique identification number, to increase the ability of manufacturers and regulatory authorities to trace specific devices through the supply chain and to facilitate the prompt and efficient recall of medical devices that have been found to present a safety risk;

•
sets up a central database (Eudamed) to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and
•
strengthens rules for the assessment of certain high-risk devices, such as implants, which may have to undergo a clinical evaluation consultation procedure by experts before they are placed on the market.

Devices lawfully placed on the market pursuant to the Medical Devices Directive prior to May 26, 2021 may generally continue to be made available on the market or put into service until May 26, 2025, provided that the requirements of the transitional provisions are fulfilled. In particular, the certificate in question must still be valid. However, even in this case, manufacturers must comply with a number of new or reinforced requirements set forth in the Medical Devices Regulation, in particular the obligations described below.

The Medical Devices Regulation requires that before placing a device, other than a custom-made device, on the market, manufacturers (as well as other economic operators such as authorized representatives and importers) must register by submitting identification information to Eudamed, unless they have already registered. The information to be submitted by manufacturers (and authorized representatives) also includes the name, address and contact details of the person or persons responsible for regulatory compliance. The new regulation also requires that before placing a device, other than a custom-made device, on the market, manufacturers must assign a unique identifier to the device and provide it along with other core data to the unique device identifier (UDI), database. These new requirements aim at ensuring better identification and traceability of the devices. Each device – and as applicable, each package – will have a UDI composed of two parts: a device identifier (UDI-DI) specific to a device, and a production identifier (UDI-PI) to identify the unit producing the device. Manufacturers are also notably responsible for entering the necessary data on Eudamed, which includes the UDI database, and for keeping it up to date. The obligations for registration in Eudamed will become applicable at a later date (as Eudamed is not yet fully functional). Until Eudamed is fully functional, the corresponding provisions of the Medical Devices Directive continue to apply for the purpose of meeting the obligations laid down in the provisions regarding exchange of information, including, and in particular, information regarding registration of devices and economic operators.

All manufacturers placing medical devices into the market in the EU must comply with the EU medical device vigilance system which has been reinforced by the Medical Devices Regulation. Under this system, serious incidents and Field Safety Corrective Actions (FSCAs) must be reported to the relevant authorities of the EU member states. These reports will have to be submitted through Eudamed – once functional – and aim to ensure that, in addition to reporting to the relevant authorities of the EU member states, other actors such as the economic operators in the supply chain will also be informed. Until Eudamed is fully functional, the corresponding provisions of the Medical Devices Directive continue to apply. A serious incident is defined as any malfunction or deterioration in the characteristics or performance of a device made available on the market, including use-error due to ergonomic features, as well as any inadequacy in the information supplied by the manufacturer and any undesirable side-effect, which, directly or indirectly, might have led or might lead to the death of a patient or user or of other persons or to a temporary or permanent serious deterioration of a patient’s, user’s or other person’s state of health or a serious public health threat. Manufacturers are required to take FSCAs defined as any corrective action for technical or medical reasons to prevent or reduce a risk of a serious incident associated with the use of a medical device that is made available on the market. An FSCA may include the recall, modification, exchange, destruction or retrofitting of the device. FSCAs must be communicated by the manufacturer or its legal representative to its customers and/or to the end users of the device through Field Safety Notices. For similar serious incidents that occur with the same device or device type and for which the root cause has been identified or a FSCA implemented or where the incidents are common and well documented, manufacturers may provide periodic summary reports instead of individual serious incident reports.

The advertising and promotion of medical devices is subject to some general principles set forth in EU legislation. According to the Medical Devices Regulation, only devices that are CE marked may be marketed and advertised in the EU in accordance with their intended purpose. Directive 2006/114/EC concerning misleading and comparative advertising and Directive 2005/29/EC on unfair commercial practices, while not specific to the advertising of medical devices, also apply to the advertising thereof and contain general rules, for example, requiring that advertisements are evidenced, balanced and not misleading. Specific requirements are defined at a national level. EU member states’ laws related to the advertising and promotion of medical devices, which vary between jurisdictions, may limit or restrict the advertising and promotion of products to the general public and may impose limitations on promotional activities with healthcare professionals.

The aforementioned EU rules are generally applicable in the European Economic Area (EEA) which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.

Brexit

Since January 1, 2021, the Medicines and Healthcare Products Regulatory Agency (MHRA) has become the sovereign regulatory authority responsible for Great Britain (i.e. England, Wales and Scotland) medical device market according to the requirements provided in the Medical Devices Regulations 2002 (SI 2002 No 618, as amended) that sought to give effect to the three pre-existing EU directives governing active implantable medical devices, general medical devices and in vitro diagnostic medical devices whereas Northern Ireland continues to be governed by EU rules according to the Northern Ireland Protocol. Following the end of the Brexit transitional period on January 1, 2021, new regulations require medical devices to be registered with the MHRA (but manufacturers were given a grace period of four to 12 months to comply with the new registration process) before being placed on Great Britain market. The MHRA only registers devices where the manufacturer or their United Kingdom (UK) Responsible Person has a registered place of business in the UK. Manufacturers based outside the UK need to appoint a UK Responsible Person that has a registered place of business in the UK to register devices with the MHRA in line with the grace periods. Additionally, UK-based notified bodies, which were designated to independently assess the conformity of certain products requiring CE marking before being placed on the EU market, are now no longer established in the EU, and accordingly, the conformity assessments carried out by such UK bodies, including those assessments carried out prior to 1 January 2021, are no longer valid for the EU compliance regime. Manufacturers whose products currently rely on third-party conformity assessments carried out by UK notified bodies now require new conformity assessments to be carried out by EU-based notified bodies in order to ensure continuing compliance with the EU regime and to continue to place those products on the EU market. By July 1, 2023, in Great Britain, all medical devices will require a UKCA (UK Conformity Assessed) mark but CE marks issued by EU notified bodies will remain valid until this time. Manufacturers may choose to use the UKCA mark on a voluntary basis until June 30, 2023. However, UKCA marking will not be recognized in the EU. The rules for placing medical devices on the market in Northern Ireland, which is part of the UK, differ from those in the rest of the UK. Compliance with this legislation is a prerequisite to be able to affix the UKCA mark to our products, without which they cannot be sold or marketed in Great Britain.

An MHRA public consultation was opened until end of November 2021 on the post-Brexit regulatory framework for medical devices and diagnostics. MHRA seeks to amend the UK Medical Devices Regulations 2002 (which are based on EU legislation, primarily the EU Medical Devices Directive, the EU Active Implantable Medical Devices Directive and the EU In Vitro Diagnostic Medical Devices Directive), in particular to create a new access pathways to support innovation, create an innovative framework for regulating software and artificial intelligence as medical devices, reform in vitro diagnostic medical devices regulation, and foster sustainability through the reuse and remanufacture of medical devices. The regime is expected to come into force in July 2023, coinciding with the end of the acceptance period for EU CE marks in Great Britain, subject to appropriate transitional arrangements. The consultation indicated that the MHRA will publish guidance in relation to the changes to the regulatory framework and may rely more heavily on guidance to add flexibility to the regime.

In addition, the Trade Deal between the UK and the EU generally provides for cooperation and exchange of information between the parties in the areas of product safety and compliance, including market surveillance, enforcement activities and measures, standardization-related activities, exchanges of officials, and coordinated product recalls. As such, processes for compliance and reporting should reflect requirements from regulatory authorities.

Under the terms of the Northern Ireland Protocol, Northern Ireland follows EU rules on medical devices and devices marketed in Northern Ireland require assessment according to the EU regulatory regime. Such assessment may be conducted by an EU notified body, in which case a CE mark is required before placing the device on the market in the EU or Northern Ireland. Alternatively, if a UK notified body conducts such assessment, a ‘UKNI’ mark applied and the device may only be placed on the market in Northern Ireland and not the EU.

Data Privacy & Security Laws

Numerous state, federal and foreign laws govern the collection, dissemination, use, access to, confidentiality and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, and consumer protection laws and regulations (e.g., Section 5 of the FTC Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, foreign laws govern the privacy and security of personal information, including health-related information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Coverage and Reimbursement

In the United States, our currently approved products are commonly treated as general supplies utilized in orthopedic surgery and if covered by third-party payors, are paid for as part of the surgical procedure. Outside of the United States, there are many reimbursement programs through private payors as well as government programs. In some countries, government reimbursement is the predominant program available to patients and hospitals. Our commercial success depends in part on the extent to which governmental authorities, private health insurers and other third-party payors provide coverage for and establish adequate reimbursement levels for the procedures during which our products are used. Failure by physicians, hospitals, ambulatory surgery centers and other users of our products to obtain sufficient coverage and reimbursement from third-party payors for procedures in which our products are used, or adverse changes in government and private third-party payors’ coverage and reimbursement policies could materially adversely affect our business, financial condition, results of operations and prospects.

Based on our experience to date, third-party payors generally reimburse for the surgical procedures in which our products are used only if the patient meets the established medical necessity criteria for surgery. Some payors are moving toward a managed care system and control their health care costs by limiting authorizations for surgical procedures, including elective procedures using our devices. Although no uniform policy of coverage and reimbursement among payors in the United States exists and coverage and reimbursement for procedures can differ significantly from payor to payor, reimbursement decisions by particular third-party payors may depend upon a number of factors, including the payor’s determination that use of a product is:

•
a covered benefit under its health plan;
•
appropriate and medically necessary for the specific indication;
•
cost effective; and
•
neither experimental nor investigational.

Third-party payors are increasingly auditing and challenging the prices charged for medical products and services with concern for upcoding, miscoding, using inappropriate modifiers, or billing for inappropriate care settings. Some third-party payors must approve coverage for new or innovative devices or procedures before they will reimburse health care providers who use the products or therapies. Even though a new product may have been cleared for commercial distribution by the FDA or certified in foreign jurisdictions, we may find limited demand for the product unless and until reimbursement approval has been obtained from governmental and private third-party payors.

A key component in ensuring whether the appropriate payment amount is received for physician and other services, including those procedures using our products, is the existence of a Current Procedural Terminology (CPT) code to describe the procedure in which the product is used. To receive payment, health care practitioners must submit claims to insurers using these codes for payment for medical services. CPT codes are assigned, maintained and annually updated by the American Medical Association and its CPT Editorial Board. If the CPT codes that apply to the procedures performed using our products are changed or deleted, reimbursement for performances of these procedures may be adversely affected.

In the United States, some insured individuals enroll in managed care programs, which monitor and often require pre-approval of the services that a member will receive. Some managed care programs pay their providers on a per capita (patient) basis, which puts the providers at financial risk for the services provided to their patients by paying these providers a predetermined payment per member per month and, consequently, may limit the willingness of these providers to use our products.

We believe the overall escalating cost of medical products and services being paid for by the government and private health insurance has led to, and will continue to lead to, increased pressures on the health care and medical device industry to reduce the costs of products and services. All third-party reimbursement programs are developing increasingly sophisticated methods of controlling health care costs through prospective reimbursement and capitation programs, group purchasing, redesign of benefits, requiring second opinions before major surgery, careful review of bills, encouragement of healthier lifestyles and other preventative services and exploration of more cost-effective methods of delivering health care.

In addition to uncertainties surrounding coverage policies, there are periodic changes to reimbursement levels. Third-party payors regularly update reimbursement amounts and also from time to time revise the methodologies used to determine reimbursement amounts. This includes routine updates to payments to physicians, hospitals and ambulatory surgery centers for procedures during which our products are used. These updates could directly impact the demand for our products.

Health Care Reform

Changes in healthcare policy could increase our costs, decrease our revenue and impact sales of and reimbursement for our current and future products. The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the health care system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in health care systems with the stated goals of containing health care costs, improving quality or expanding access. Current and future legislative proposals to further reform health care or reduce health care costs may limit coverage of or lower reimbursement for the procedures associated with the use of our products. The cost containment measures that payors and providers are instituting and the effect of any health care reform initiative implemented in the future could impact our revenue from the sale of our products.

In the United States, the implementation of the ACA for example, has changed health care financing and delivery by both governmental and private insurers substantially, and affected medical device manufacturers significantly. The ACA, among other things, provided incentives to programs that increase the federal government’s comparative effectiveness research, and implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain health care services through bundled payment models. Additionally, the ACA expanded eligibility criteria for Medicaid programs and created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to health care, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other health care reform measures of the Biden administration will impact our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 and a 1% payment reduction from April 1, 2022 to June 30, 2022, unless additional Congressional action is taken. Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Medicare Access and CHIP Reauthorization Act of 2015 repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments that are based on various performance measures and physicians’ participation in alternative payment models, such as accountable care organizations.

We expect additional state and federal health care reform measures to be adopted in the future, particularly in light of the new presidential administration, some of which could limit the amounts that federal and state governments will pay for health care products and services, which could result in reduced demand for our products or additional pricing pressure.

Federal, State and Foreign Fraud and Abuse and Physician Payment Transparency Laws

In addition to FDA and foreign restrictions on marketing and promotion of drugs and devices, other federal, state, and foreign laws restrict our business practices. These laws include, without limitation, foreign, federal, and state anti-kickback and false claims laws, as well as transparency laws regarding payments or other items of value provided to health care providers.

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any good, facility, item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal health care programs. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal health care covered business, the federal Anti-Kickback Statute has been violated. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The majority of states also have anti-kickback laws which establish similar prohibitions and in some cases may apply more broadly to items or services covered by any third-party payor, including commercial insurers and self-pay patients.

The federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment or approval to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Private parties may initiate “qui tam” whistleblower lawsuits against any person or entity under the federal civil False Claims Act in the name of the government and share in the proceeds of the lawsuit.

In addition, the civil monetary penalties statute, subject to certain exceptions, prohibits, among other things, the offer or transfer of remuneration, including waivers of copayments and deductible amounts (or any part thereof), to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of services reimbursable by Medicare or a state healthcare program.

HIPAA also created additional federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any health care benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

Additionally, there has been a recent trend of increased foreign, federal, and state regulation of payments and transfers of value provided to health care professionals or entities. The federal Physician Payments Sunshine Act imposes annual reporting requirements on certain drug, biologics, medical supplies and device manufacturers for which payment is available under Medicare, Medicaid or CHIP for payments and other transfers of value provided by them, directly or indirectly, to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse midwives) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. In the EU, many EU member states have adopted specific anti-gift statutes that further limit commercial practices for medical devices, in particular vis-à-vis healthcare professionals and organizations. Additionally, there has been a recent trend of increased regulation of payments and transfers of value provided to healthcare professionals or entities and many EU member states have adopted national “Sunshine Acts” which impose reporting and transparency requirements (often on an annual basis), similar to the requirements in the United States, on medical device manufacturers. Certain foreign countries and U.S. states also mandate implementation of commercial compliance programs, impose restrictions on device manufacturer marketing practices and require tracking and reporting of gifts, compensation and other remuneration to health care professionals and entities.

Penalties for violation of any of the health care laws described above or any other governmental regulations that apply to us include, without limitation, civil, criminal and/or administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, refusal to allow us to enter into government contracts, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of an entity’s operations.

Employees and Human Capital

As of December 31, 2021, we had 343 full-time employees. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. None of our employees are represented by a labor union or are a party to a collective bargaining agreement and we believe that our employee relations are good.

Our human capital objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.

Facilities

We currently lease approximately 105,000 square feet for our corporate headquarters located in Englewood, Colorado under a lease agreement which terminates in January 2029. We believe that this facility is sufficient to meet our current and anticipated needs in the near term and that additional space can be obtained on commercially reasonable terms as needed.

Corporate Information

We were formed in Colorado as a limited liability company in August 2010, converted to a Colorado corporation in March 2011 and reincorporated as a Delaware corporation in October 2021. Our principal executive office is located at 14445 Grasslands Drive, Englewood, CO 80112 and our telephone number is (730) 399-3400. Our website address is www.paragon28.com. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange Act. These include our annual reports on Form

10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. References to our website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document or any other document that we file with or furnish to the SEC. The SEC maintains a site on the worldwide web that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K, before deciding whether to invest in shares of our common stock. The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, results of operations and future prospects. In that event, the market price of our common stock could decline, and you could lose all or part of your investment. Please also see the section titled “Cautionary Note Regarding Forward-Looking Statements."

Risks Related to Our Financial Condition and Capital Requirements

We have a limited operating history and have grown significantly in a short period of time.

We were formed in August 2010. Accordingly, we have a limited operating history, which makes it difficult to evaluate our future prospects. Our operating results have fluctuated in the past, and we expect our future quarterly and annual operating results to continue to fluctuate as we focus on increasing the demand for our products and continue to develop clinical evidence to support the safety and efficacy of our foot and ankle products and procedures, as well as develop new foot and ankle product innovations. We may need to make business decisions that could adversely affect our operating results, such as modifications to our pricing strategy, business structure or operations.

If we fail to manage our growth effectively, our business could be materially and adversely affected.

We have experienced recent rapid growth and anticipate further growth. This growth has placed significant demands on our management, financial, operational, technological and other resources, and we expect that our growth will continue to place significant demands on our management and other resources and will require us to continue developing and improving our operational, financial and other internal controls. In particular, continued growth increases the challenges involved in a number of areas, including recruiting and retaining sufficient skilled personnel for our direct sales force, providing adequate training and supervision to maintain our high-quality standards and preserving our culture and values. We may not be able to address these challenges in a cost-effective manner, or at all. To achieve our revenue goals, we must also successfully increase our supply of products from third party manufacturers to meet expected customer demand. In the future, we may experience difficulties with quality control, component supply and shortages of qualified personnel, among other problems. These problems could result in delays in product availability and increases in expenses. Any such delay or increased expense could adversely affect our ability to generate revenue. In addition, rapid and significant growth will place a strain on our administrative and operational infrastructure. In order to manage our operations and growth, we will need to continue to improve our operational and management controls, hiring process, reporting and information technology systems and financial internal control procedures. If we do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements or maintain high-quality product offerings, which could have a material adverse effect on our business, financial condition and results of operations.

The terms of our term loan agreement require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

Under the terms of our term loan agreement with Midcap Financial Trust discussed in more detail under section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long-Term Obligations,” in Part II of this Annual Report on Form 10-K we are subject to certain affirmative and negative covenants, including (but not limited to), financial covenants related to minimum revenue and minimum liquidity, covenants limiting our ability to incur certain additional indebtedness, create certain liens, enter into a change of control transaction and make certain distributions and investments without our lenders’ consent. Our lenders may also declare us in default for certain types of events such as non-payment of debts, inaccurate representations and warranties, failure to comply with terms of material indebtedness and material agreements, bankruptcy and insolvency, a change of control and/or a material adverse change. Upon such events, our lenders could declare an event of default, which would give them the right to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, our lenders would have the right to proceed against the assets we provided as collateral under the loan agreements. For example, under our term loan agreement, the lenders would have the right to enforce liens and security interests over substantially all of our assets (excluding intellectual property) in the event of certain specified defaults under the term loan. If the debt under any of our loan agreements is accelerated, we may not have sufficient cash or be able to sell sufficient assets to repay this debt or may have to curtail our growth plans, which would harm our business and financial condition.

Additional capital, if needed, may not be available on acceptable terms, if at all.

We may require additional capital to maintain and expand our operations. Our operations are capital-intensive and are expected to increase as we expand our sales force, research and development efforts and product offerings. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of our common stock, and our existing stockholders may experience dilution. Any debt financing secured by us in the future could require that a substantial portion of our operating cash flow be devoted to the payment of interest and principal on such indebtedness, which may decrease available funds for other business activities, and could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. Additionally, any future collaborations we enter into with third parties may provide capital in the near term but limit our potential cash flow and revenue in the future. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to continue as a going concern or we may not be able to grow our business or respond to competitive pressures or unanticipated requirements, which could seriously harm our business.

Risks Related to Our Business and Industry

Our business plan relies on certain assumptions about the market for our products; however, the size and expected growth of our addressable market has not been established with precision and may be smaller than we estimate, and even if the addressable market is as large as we have estimated, we may not be able to capture additional market share.

Our estimates of the addressable market for our current products and future products are based on a number of internal and third-party estimates and assumptions, including the prevalence of foot and ankle disorders and the difficulty of persuading those suffering from foot and ankle disorders to undergo treatment, including surgery. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and our estimates may not be correct. For example, we believe that the aging of the general population, increasing incidence of obesity and diabetes and increasingly active lifestyles will continue and that these trends will increase the need for our products and procedures. However, the projected demand for our products could materially differ from actual demand if our assumptions regarding these trends and acceptance of our products by the medical community prove to be incorrect or do not materialize, or if non-surgical treatments or other surgical techniques gain more widespread acceptance as a viable alternative to our foot and ankle solutions and procedures. In addition, even if the number of patients suffering from foot and ankle disorders who elect to undergo surgery increases as we expect, technological or medical advances could provide alternatives to address foot and ankle disorders and reduce demand for foot and ankle surgery. As a result, our estimates of the addressable market for our current or future products and procedures may prove to be incorrect. Even if the total addressable market for our current and future products and procedures is as large as we have estimated, we may not be able to penetrate the existing market to capture additional market share for the reasons discussed in this “Risk Factors” section. If the actual number of patients suffering from foot and ankle disorders who would benefit from our products, the price at which we can sell future products or the addressable market for our products is smaller than we estimate, or if the total addressable market is as large as we have estimated but we are unable to capture additional market share, it could have a material adverse effect on our business, financial condition and results of operations.

The COVID-19 pandemic has adversely affected, and may continue to adversely affect, our business, financial condition and results of operations.

The COVID-19 pandemic has adversely affected, and may continue to adversely affect, our business, financial condition and results of operations. For example, almost all U.S. states, including Colorado where our headquarters is located, issued, and others in the future may issue, “shelter-in-place” orders, quarantines, executive orders and similar government orders, restrictions and recommendations to control the spread of COVID-19. As a result of those government restrictions, throughout 2020 and, in some cases, extending into 2021, temporary closures of businesses were ordered, numerous other businesses temporarily closed voluntarily and hospitals, ambulatory surgical centers and surgeons were ordered to delay elective surgeries in an attempt to free up medical resources to address the COVID-19 pandemic. While many elective surgery restrictions have been lifted, these and other restrictions may be reinstated in the future.

We have experienced disruptions to our revenue and may experience further business disruptions, including disruptions to our supply chain, independent sales representatives, customers, study enrollment timelines and regulatory processes. Further, patients continue to delay or forego foot and ankle surgery procedures to avoid hospitals and ambulatory surgical centers and comply with quarantine and/or similar directives from local and national health and government officials. The delayed or foregone foot and ankle surgeries have had a significant impact on our operations and resulted in a rapid decrease in revenue and cash flows beginning in March 2020, as compared to prior periods and original expectations. Despite some recovery, this reduction in sales, as compared to original expectations, have continued. We expect the negative impacts to continue especially if more contagious and virulent variants, such as the Delta and Omicron variant, become more prevalent and may worsen in at least the short-term. While we cannot reasonably estimate the duration or severity of the COVID-19 pandemic, we expect that it will continue to have an adverse impact on our business, results of operations, financial position and liquidity. Moreover, the COVID-19 pandemic has contributed to significant volatility in global financial markets, potentially reducing our ability to access capital, which could in the future negatively affect our liquidity.

Our business is dependent upon the broad adoption of our products by hospitals, physicians and patients.

Our future growth and profitability depend on our ability to increase physician and patient awareness of our products and on the willingness of physicians and hospitals to adopt our products. Physicians may not adopt our products unless they are able to determine, based on experience, clinical data, medical society recommendations and other analyses, that our products provide a safe and effective treatment for foot and ankle conditions. Even if we are able to raise awareness among physicians, they may be slow in changing their medical treatment practices and may be hesitant to select our products for a variety of reasons, including:

•
lack of experience with our products and concerns that we are relatively new to market;
•
long-standing relationships with companies and distributors that sell other products;
•
lack of availability of adequate third-party payor coverage or reimbursement;
•
competitive response and negative selling efforts from providers of alternative treatments;
•
perception regarding the time commitment and skill development that may be required to gain familiarity and proficiency with our products;
•
perceived liability risk generally associated with the use of new products and treatment options;
•
lack or perceived lack of sufficient clinical evidence, including long-term data, supporting clinical benefits or the cost-effectiveness of our products over existing treatments; and
•
the failure of key opinion leaders to provide recommendations regarding our products, or to assure physicians, patients and healthcare payors of the benefits of our products as an attractive alternative to other treatment options.

To effectively market and sell our products, we will need to continue to educate the medical community about the safety, efficacy, necessity and efficiency of our products and about the patient population that would potentially benefit from using our products. We cannot assure you that we will achieve broad education or market acceptance among physicians. In addition, some physicians may choose to utilize our products on only a subset of their total patient population or may not adopt our products at all. If we are not able to effectively demonstrate that our products are beneficial for a broad range of patients, adoption of our products will be limited and may not occur as rapidly as we anticipate or at all, which would have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that our products will achieve broad market acceptance among hospitals, physicians and patients. Any failure of our products to satisfy demand or to achieve meaningful market acceptance and penetration will harm our future prospects and have a material adverse effect on our business, financial condition and results of operations.

We operate in a very competitive business environment, and if we are unable to compete successfully against our existing or potential competitors, our business, financial condition and results of operations may be adversely affected.

Our existing foot and ankle products and procedures are, and any new foot and ankle products or procedures we develop and commercialize will be, subject to intense competition. The industry in which we operate is competitive, subject to change and sensitive to the introduction of new products, procedures or other market activities of industry participants. Our ability to compete successfully will depend on our ability to continue to promote awareness, educate and train foot and ankle specialists with our foot and ankle products and procedures and gain their acceptance; develop additional products and procedures to improve our foot and ankle offerings and expand our product offerings in a timely manner; receive adequate coverage and reimbursement from third-party payors; and provide products that are easier to use, safer, less invasive and more effective than the products and procedures of our competitors.

In addition, our ability to increase our customer base and achieve broader market acceptance of our products will depend to a significant extent on our ability to expand our marketing efforts. We plan to dedicate significant resources to our marketing programs. It will negatively affect our business, financial condition and results of operations if our marketing efforts and expenditures do not generate a corresponding increase in revenue. In addition, we believe that developing and maintaining broad awareness of our products in a cost-effective manner is critical to achieving broad acceptance of our products and expanding domestically and internationally. Promotion activities may not generate patient or physician awareness or increase revenue, and even if they do, any increase in revenue may not offset the costs and expenses we incur in building our brand. If we fail to successfully promote, maintain and protect our brand, we may fail to attract or retain the physician acceptance necessary to realize a sufficient return on our brand building efforts, or to achieve the level of brand awareness that is critical for broad adoption of our products.

In the foot and ankle market, we compete with large multinational companies such as Stryker Corporation (Stryker), DePuy Synthes Companies (DePuy Synthes), Arthrex, Inc. (Arthrex), Smith & Nephew plc (Smith and Nephew), Johnson and Johnson (J&J) and Zimmer Biomet Holdings, Inc. (Zimmer Biomet) as well as with companies with one or a limited number of foot and ankle products such as DJO Global, Inc. (DJO Global), CrossRoads Extremity Systems, LLC (Crossroads), Medline Industries, Inc. (Medline), Novastep Inc. (Novastep) and Treace Medical Concepts, Inc. (Treace). We also face potential competition from many different sources, including academic institutions, governmental agencies and public and private research institutions.

At any time, these competitors and other potential market entrants may develop new products, procedures or treatment alternatives that could render our products obsolete or uncompetitive. In addition, one or more of such competitors may gain a market advantage by developing and patenting competitive products, procedures or treatment alternatives earlier than we can, obtaining regulatory clearances, approvals or certifications more rapidly than we can or selling competitive products at prices lower than ours. If medical research were to lead to the discovery of alternative therapies or technologies that improve or cure certain foot and ankle maladies as an alternative to surgery, such as by natural correction of the unstable joint in the middle of the foot, the use of pharmaceuticals or breakthrough bio-technological innovations or therapies, our profitability could suffer through a reduction in sales or a loss in market share to a competitor. The discovery of methods of prevention or the development of other alternatives to address certain foot and ankle maladies that we treat could result in decreased demand for our products and, accordingly, could have a material adverse effect on our business, financial condition and results of operations. Many of our current and potential competitors have substantially greater sales and financial resources than we do, more established distribution networks, a broader offering of products, entrenched relationships with surgeons and distributors and greater experience in launching, marketing, distributing and selling products or treatment alternatives.

We also compete with our competitors to engage the services of independent sales representatives, both those presently working with us and those with whom we hope to work with as we expand. In addition, we compete with our competitors in acquiring technologies and technology licenses complementary to our products or procedures or advantageous to our business. If we are unable to compete successfully against our existing or potential competitors, our business, financial condition and results of operations may be adversely affected, and we may not be able to grow at our expected rate, if at all.

The seasonality of our business creates variance in our quarterly revenue, which makes it difficult to compare or forecast our financial results.

Our revenue fluctuates on a seasonal basis, which affects the comparability of our results between periods. In particular, we have experienced and expect to continue to experience seasonality in our business, with higher U.S. sales volumes in the fourth calendar quarter. Our U.S. sales volumes in the fourth calendar quarter tend to be higher as many patients elect to have surgery after meeting their annual deductible and having time to recover over the winter holidays.

Our long-term growth depends on our ability to enhance our products, expand our indications and develop and commercialize additional products in a timely manner. If we cannot innovate, we may not be able to develop or exploit new products in time to remain competitive.

The market for our products is highly competitive, dynamic, and marked by rapid and substantial technological development and product innovation. New entrants or existing competitors could attempt to develop products that compete directly with ours. For us to remain competitive, it is essential to develop and bring to market new products including for example our Smart 28 initiative. Demand for our products and future related products could be diminished by equivalent or superior products and technologies offered by competitors. If we are unable to innovate successfully, our products could become obsolete and our revenue would decline as our customers purchase our competitors’ products. Developing products is expensive and time-consuming and could divert management’s attention away from our core business. The success of any new product offering or product enhancements to our solution will depend on several factors, including our ability to:

•
assemble sufficient resources to acquire or discover additional products;

•
properly identify and anticipate surgeon and patient needs;
•
develop and introduce new products and product enhancements in a timely manner;
•
avoid infringing upon the intellectual property rights of third-parties;
•
demonstrate, if required, the safety and efficacy of new products with data from preclinical studies and clinical trials;
•
obtain the necessary regulatory clearances, approvals or certifications for expanded indications, new products or product modifications;
•
be fully compliant with U.S. Food and Drug Administration (FDA) regulations and be fully compliant with foreign regulations marketing of new devices or modified products;
•
produce new products in commercial quantities at an acceptable cost;
•
provide adequate training to potential users of our products;
•
receive adequate coverage and reimbursement for procedures performed with our products; and
•
develop an effective and dedicated sales and marketing team.

If we are unable to develop or improve products, applications or features due to constraints, such as insufficient cash resources, high employee turnover, inability to hire personnel with sufficient technical skills or a lack of other research and development resources, we may not be able to maintain our competitive position compared to other companies. Furthermore, many of our competitors have the capability to devote a considerably greater amount of funds to their research and development programs than we do, and those that do not may be acquired by larger companies that could allocate greater resources to research and development programs. Our failure or inability to devote adequate research and development resources or compete effectively with the research and development programs of our competitors could harm our business.

Further, our new initiatives, such as Smart 28, may not gain a substantial degree of market acceptance among specialty physicians, patients or healthcare providers. Our failure to gain widespread of acceptance of our new initiatives, such as Smart 28, could negatively affect our business, financial condition and results of operations.

In addition, we may choose to focus our efforts and resources on potential products or indications that ultimately prove to be unsuccessful, or to license or purchase a marketed product that does not meet our financial expectations. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other potential products or other diseases that may later prove to have greater commercial potential, or relinquish valuable rights to such potential products through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to retain sole development and commercialization rights, which could adversely impact our business, financial condition and results of operations.

We may expend our limited resources to pursue a particular product or indication and fail to capitalize on product or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and products that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other products or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to timely capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and products for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product, we may relinquish valuable rights to that product through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product.

We face the risk of product liability claims that could be expensive, divert management’s attention and harm our reputation and business. We may not be able to maintain adequate product liability insurance.

Our business exposes us to the risk of product liability claims that are inherent in the testing, manufacturing and marketing of medical devices. This risk exists even if a device is cleared or approved for commercial sale by the FDA or approved or certified in foreign jurisdictions and manufactured in facilities licensed and regulated by the FDA or an applicable foreign regulatory authority. Our products are designed to affect, and any future enhancements to our products will be designed to affect, important bodily functions and processes. Any side effects, manufacturing defects, misuse or abuse associated with our products could result in patient injury or death. The medical device industry has historically been subject to extensive litigation over product liability claims, and we may face product liability suits. We may be subject to product liability claims if our products cause, or merely appear to have caused, patient injury or death. In addition, an injury that is caused by the activities of our suppliers, such as those who provide us with components and raw materials, may be the basis for a claim against us. Product liability claims may be brought against us by patients, healthcare providers or others selling or otherwise coming into contact with our products, among others. If we cannot successfully defend ourselves against product liability claims, we will incur substantial liabilities and reputational harm. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•
costs of litigation;
•
distraction of management’s attention from our primary business;
•
the inability to commercialize our products and develop enhancements to our products;
•
decreased demand for our products;
•
damage to our business reputation;
•
product recalls or withdrawals from the market;
•
withdrawal of clinical trial participants;
•
substantial monetary awards to patients or other claimants; or
•
loss of sales.

Additionally, we could experience a material design or manufacturing failure in our products, a quality system failure, other safety issues or heightened regulatory scrutiny that would warrant a recall of some of our products. While we may attempt to manage our product liability exposure by proactively recalling or withdrawing from the market any defective products, any recall or market withdrawal of our products may delay the supply of those products to our customers and may impact our reputation. We may not be successful in initiating appropriate market recall or market withdrawal efforts that may be required in the future and these efforts may not have the intended effect of preventing product malfunctions and the accompanying product liability that may result. Such recalls and withdrawals may also be used by our competitors to harm our reputation for safety or be perceived by patients as a safety risk when considering the use of our products, either of which could have a material adverse effect on our business, financial condition and results of operations.

Although we have product liability and clinical study liability insurance that we believe is appropriate, this insurance is subject to deductibles and coverage limitations. Our current product liability insurance may not continue to be available to us on acceptable terms, if at all, and, if available, coverage may not be adequate to protect us against any future product liability claims. If we are unable to obtain insurance at an acceptable cost or on acceptable terms or otherwise protect against potential product liability claims, we could be exposed to significant liabilities. A product liability claim, recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could have a material adverse effect on our business, financial condition and results of operations. Further, such product liability matters may negatively impact our ability to obtain insurance coverage or cost-effective insurance coverage in future periods.

Industry trends have resulted in increased downward pricing pressure on medical services and products, which may affect our ability to sell our products at prices necessary to support our current business strategy.

The trend toward health care cost containment through aggregating purchasing decisions and industry consolidation, along with the growth of managed care organizations, is placing increased emphasis on the delivery of more cost-effective medical therapies. For example:

•
There has been consolidation among health care facilities and purchasers of medical devices, particularly in the United States. One of the results of such consolidation is that group purchasing organizations (GPOs), integrated delivery networks and large single accounts use their market power to consolidate purchasing decisions, which intensifies competition to provide products and services to health care providers and other industry participants, resulting in greater pricing pressures and the exclusion of certain suppliers from important market segments. For example, some GPOs negotiate pricing for their member hospitals and require us to discount, or limit our ability to increase, prices for certain of our products.
•
Surgeons increasingly have moved from independent, outpatient practice settings toward employment by or affiliation with hospitals and other larger health care organizations, which aligns surgeons’ product choices with the institutional providers’ price sensitivities and adds to pricing pressures. Hospitals and health care facilities have introduced and may continue to introduce new pricing structures into their contracts to contain health care costs, including fixed price formulas and capitated and construct pricing.
•
Certain hospitals provide financial incentives to doctors for reducing hospital costs (known as gainsharing), rewarding physician efficiency (known as physician profiling) and encouraging partnerships with health care service and goods providers to reduce costs.
•
Existing and proposed laws, regulations and industry policies, in both domestic and international markets, regulate or seek to increase regulation of sales and marketing practices and the pricing and profitability of companies in the health care industry.

More broadly, provisions of the Affordable Care Act (ACA) has significantly impacted the way health care is developed and delivered in the United States, and may adversely affect our business and results of operations. We cannot predict accurately what health care programs and regulations will ultimately be implemented at the federal or state level, or the effect of any future legislation or regulation in the United States or elsewhere. However, any changes that have the effect of reducing reimbursement by government health care programs and other third-party payors for procedures using our products or reducing medical procedure volumes could have a material and adverse effect on our business, financial condition and results of operations. Any decline in the amount that payors reimburse our customers for our products could make it difficult for customers to continue using, or to adopt, our products and could create additional pricing pressure for us. If we are forced to lower the price we charge for our products, or if we add more components to our systems, our gross margins will decrease, which will adversely affect our ability to invest in and grow our business. If we are unable to maintain our prices, or if our costs increase and we are unable to offset such increase with an increase in our prices, our margins could erode.

In addition, the largest medical device companies with multiple product franchises have increased their effort to leverage and contract broadly with customers across franchises by providing volume discounts and multi-year arrangements that could prevent our access to these customers or make it difficult, or impossible, to compete on price.

Our employees and independent contractors, including independent sales representatives and any other consultants, any future service providers and other vendors, may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have an adverse effect on our results of operations.

We are exposed to the risk that our employees and independent contractors, including independent sales representatives and any other consultants, any future commercial collaborators, and other vendors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or other unauthorized activities that violate: federal, state, local, or foreign laws and regulations, as well as the laws, regulations and rules of regulatory bodies such as the FDA; manufacturing standards; U.S. federal and state health care fraud and abuse, data privacy laws and other similar non-U.S. laws; or laws that require the true, complete and accurate reporting of financial information or data. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid and other U.S. or non U.S. health care programs, other sanctions, imprisonment, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Risks Related to Administrative, Organizational and Commercial Operations and Growth

If hospitals, ambulatory surgery centers and other health care facilities do not approve the use of our products, our sales may not increase.

In order for foot and ankle specialists to use our products at hospitals, ambulatory surgery centers and other health care facilities, we are often required to obtain approval from those hospitals, ambulatory surgery centers and health care facilities. Typically, hospitals, ambulatory surgery centers and health care facilities review the comparative effectiveness and cost of products used in the facility. The makeup and evaluation processes for health care facilities vary considerably, and it can be a lengthy, costly and time-consuming effort to obtain approval by the relevant health care facilities. Additionally, hospitals, ambulatory surgery centers, other health care facilities and GPOs, which manage purchasing for multiple facilities, may also require us to enter into a purchase agreement and satisfy numerous elements of their administrative procurement process, which can also be a lengthy, costly and time-consuming effort. If we do not obtain access to hospitals, ambulatory surgery centers and other health care facilities in a timely manner, or at all, via their approvals or purchase contract processes, or otherwise, or if we are unable to obtain approvals or secure contracts in a timely manner, or at all, our operating costs will increase, our sales may decrease and our operating results may be adversely affected. Furthermore, we may expend significant efforts on these costly and time-consuming processes but may not be able to obtain necessary approvals or secure a purchase contract from such hospitals, ambulatory surgery centers, health care facilities or GPOs.

If we fail to receive access to hospital facilities, our sales may decrease.

In the United States, in order for physicians to use our products, we expect that the hospital facilities where these physicians treat patients will typically require us to enter into purchasing contracts. This process can be lengthy and time-consuming and require extensive negotiations and management time. In the European Union (EU) certain institutions may require us to engage in a contract bidding process in the event that such institutions are considering making purchase commitments that exceed specified cost thresholds, which vary by jurisdiction. These processes are only open at certain periods of time, and we may not be successful in the bidding process. If we do not receive access to hospital facilities via these contracting processes or otherwise, or if we are unable to secure contracts or tender successful bids, our sales may decrease and our operating results may be harmed. Furthermore, we may expend significant effort in these time-consuming processes and still may not obtain a purchase contract from such hospitals.

Performance issues, service interruptions or price increases by shipping carriers could adversely affect our business and harm our reputation and ability to provide our products on a timely basis.

Expedited, reliable shipping will be essential to our operations. We intend to rely heavily on providers of transport services for reliable and secure point-to-point transport of our products to our customers and for tracking of these shipments. Should a carrier encounter delivery performance issues such as loss, damage or destruction of our products, it would be costly to replace our products in a timely manner, could cause surgeries using our products to be delayed or canceled and such occurrences may damage our reputation and lead to decreased demand for our products and increased cost and expense to our business. In addition, any significant increase in shipping rates could adversely affect our operating margins and results of operations. Similarly, strikes, severe weather, natural disasters or other service interruptions affecting delivery services we use would adversely affect our ability to process orders for our products on a timely basis.

If coverage or adequate levels of reimbursement from third-party payors for procedures using our products, or any future products we may seek to commercialize, are not obtained or maintained, foot and ankle specialists and patients may be reluctant to use our products and our business will suffer.

In the United States, health care providers who purchase our products generally rely on third-party payors, principally federally-funded Medicare, state-funded Medicaid and private health insurance plans, to pay for all or a portion of the cost of foot and ankle procedures and products utilized in those procedures. We may be unable to sell our products, or any future products we may seek to commercialize, on a profitable basis if third-party payors deny coverage or reduce their current levels of reimbursement for procedures using our products. Payors continue to review their coverage policies for existing and new therapies and may deny coverage for treatments that include the use of our products or any future products we may seek to commercialize. Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, no uniform policy of coverage and reimbursement for procedures using our solution exists among third-party payors. Therefore, coverage and reimbursement for procedures using our products can differ significantly from payor to payor.

In addition, some health care providers in the United States have adopted or are considering bundled payment methodologies and/or managed care systems in which providers contract to provide comprehensive health care for a fixed cost per person. Health care providers may attempt to control costs by authorizing fewer elective surgical procedures, including foot and ankle surgeries, or by requiring the use of the least expensive procedure available. In addition, third-party payors increasingly are requiring evidence that medical devices are cost-effective, and if we are unable to meet this requirement, the third-party payor may not cover procedures using our products, which could reduce sales of our products to health care providers who depend upon third-party payor reimbursement for payment. Changes in coverage policies or health care cost containment initiatives that limit or restrict reimbursement for procedures using our products may have an adverse effect on our business.

Outside of the United States, reimbursement levels vary significantly by country and by patient. Reimbursement is obtained from a variety of sources, including government sponsors, hospital budgets, public tenders/bids, or private health insurance plans, or combinations thereof. We participate in and have established appropriate market access in countries where required and applicable. Uncertainties regarding future healthcare policy, legislation and regulation, as well as private market practices and foreign regulations that might prohibit the use of certain of our products, could affect our ability to sell our products in commercially acceptable quantities at acceptable prices.

The majority of our sales force consists of independent sales representatives, and if we are unable to maintain and expand our network of independent sales representatives, we may be unable to generate anticipated sales.

Our revenue and profitability is directly dependent upon the sales and marketing efforts of our sales force. We utilize a sales force comprised primarily of independent sales representatives to sell our products to surgeons, hospitals, clinics, foot and ankle specialists and other end users and to assist us in promoting market acceptance of, and creating demand for, our products and procedures. As we increase our marketing efforts, we will need to retain, develop and grow the number of sales representatives that we employ. We intend to make a significant investment in recruiting and training sales representatives and clinical representatives as we expand our business. There is significant competition for sales personnel experienced in relevant medical device sales. If we are unable to come to commercially reasonable terms with a sales representative or representatives, we may not generate the expected level of sales and may need to spend more of our capital resources to hire sales personnel as employees. Once hired, the training process can be lengthy because it requires significant education for new sales representatives and to achieve the level of clinical competency with our products expected by foot and ankle specialists. Upon completion of the training, our sales representatives typically require lead time in the field to grow their network of accounts and achieve the productivity levels we expect them to reach in any individual territory. Furthermore, the use of our products often requires or benefits from direct support from us, including through our sales representatives that provide assistance in the operating room.

It will negatively affect our business, financial condition and results of operations if our efforts to expand and train our sales force do not generate a corresponding increase in revenue, and our higher fixed costs may slow our ability to reduce costs in the face of a sudden decline in demand for our products. Any failure to hire, develop and retain talented sales personnel, to achieve desired productivity levels in a reasonable period of time or timely reduce fixed costs, could negatively affect our business, financial condition and results of operations.

Even if we are able to attract and retain additional sales representatives, in situations where our sales representatives are not exclusive to us, there is a risk that a sales representatives that we contract with will give higher priority to the products of other medical device companies, including products directly competitive with our products or may be required by larger medical devices companies to stop offering our products. Though we have established initiatives to further focus our independent sales channel on our products, these initiatives may not translate to the increase sales or penetration which we expect. There can be no assurance that a sales representatives will devote the resources necessary to provide effective sales and promotional support to our products. Also, to the extent we engage sales representatives from our competitors, we may have to wait until applicable non-competition provisions or obligations have expired. Notwithstanding the foregoing, we may still be subject to future allegations that these new hires have been improperly solicited, and that they have divulged to us proprietary or other confidential information of their former employers. Additionally, because the market for experienced sales personnel is competitive, our competitors may try to hire our sales representatives away from us. If successful, we would be required to dedicate resources to recruiting, filling and training those vacant positions. The loss of these personnel to competitors, or otherwise, will negatively affect our business, financial condition and results of operations. If we are unable to retain our direct sales force personnel or replace them with individuals of equivalent technical expertise and qualifications, or if we are unable to successfully instill such technical expertise in replacement personnel, it may negatively affect our business, financial condition and results of operations.

We depend on third-party contract manufacturers and suppliers, some of which are single source, to produce and package all elements comprising our foot and ankle products, and if these suppliers and manufacturers fail to supply us, our products or their components or subcomponents in sufficient quantities or at all, it will have a material adverse effect on our business, financial condition, and results of operations.

We utilize qualified medical device contract manufacturers and suppliers, some of which are single sources, to produce and package all elements comprising our foot and ankle products. Our significant single source suppliers include Tech Metals, which supplies parts used in our Gorilla plating system, QTS, which provides cleaning, packaging and sterilization services for multiple of our products, 3D Systems, which supplies parts used in our APEX 3D Total Ankle Replacement system, Seaway, which supplies parts for our drill guides and Orchid, which supplies parts used in our Apex Talus Implants. While we estimate replacing these single source suppliers could take up to approximately six months, in some of these examples alternative second source suppliers may not be readily available. We seek to strategically maintain sufficient levels of inventory to help mitigate supply disruption, usually holding sufficient inventory to allow for manufacturing from 90 to 180 days following the loss of a supplier, to accommodate varying demand mix and to achieve more efficient volume-based pricing on our components; however, we may not be accurate in our estimates which could result in insufficient inventory to meet demand or excess inventory and the risk of inventory obsolescence and expiration. Further, while we have entered into several supply agreements in an effort to reinforce our supply chain, there is no guarantee the counter-party suppliers will adhere to the terms of these agreements.

Our suppliers may encounter problems during manufacturing for a variety of reasons, including, for example, failure to follow specific protocols and procedures, failure to comply with applicable legal and regulatory requirements, equipment malfunction and environmental factors, failure to properly conduct their own business affairs, and infringement of third-party intellectual property rights, any of which could delay or impede their ability to meet our requirements. Our reliance on a third-party manufacturer and third-party suppliers also subjects us to other risks that could harm our business that we would not be subject to if we manufactured products ourselves, including, among others:

•
we may not be a major customer of many of our suppliers, and these suppliers may therefore give other customers’ needs higher priority than ours;
•
third parties may threaten or enforce their intellectual property rights against our suppliers, which may cause disruptions or delays in shipment, or may force our suppliers to cease conducting business with us;
•
we may not be able to obtain an adequate supply of components in a timely manner or on commercially reasonable terms;
•
our suppliers, especially new suppliers, may make errors in manufacturing that could negatively affect the efficacy or safety of our products or cause delays in shipment;
•
we may have difficulty locating and qualifying alternative suppliers;
•
switching components or suppliers may require product redesign and possibly submission to FDA, notified bodies, or other foreign regulatory bodies, which could significantly impede or delay our commercial activities;
•
one or more of our single-source suppliers may be unwilling or unable to supply components of our products;
•
other customers may use fair or unfair negotiation tactics or pressures to impede our use of the suppliers;
•
the occurrence of a fire, natural disaster or other catastrophe, or the occurrence of geopolitical conflicts such as the war between Ukraine and Russia, as well as any sanctions or other actions resulting therefrom, impacting one or more of our suppliers may affect their ability to deliver products to us in a timely manner;
•
the impact of COVID-19 may impact a manufacturing facility by limiting operating capacity or sideline critical employees involved in the manufacturing processes thereby affecting their ability to deliver products to us in a timely manner;
•
our suppliers may encounter financial or other business hardships unrelated to our demand, which could inhibit their ability to fulfill our orders and meet our requirements;
•
our suppliers may not maintain the confidentiality of our proprietary information; and
•
higher manufacturing and product costs than more vertically integrated companies.

Any of these factors could cause delay or suspension of commercialization and marketing, regulatory submissions or required approvals, clearances or certifications, or cause us to incur higher costs. Furthermore, if our contract manufacturers fail to deliver the required commercial quantities of finished products on a timely basis and at commercially reasonable prices and we are unable to find one or more replacement manufacturers capable of production at a substantially equivalent cost, in substantially equivalent volumes and quality, and on a timely basis, we would likely be unable to meet demand for our products and we would lose potential revenue. Any difficulties in locating and hiring third-party manufacturers, or in the ability of third-party manufacturers to supply quantities of our products at the times and in the quantities we need, could have a material adverse effect on our business. It may take a significant amount of time and resources (including costs) to establish an alternative source of supply for our products and to have any such new source authorized by the FDA or foreign regulatory authorities or other bodies. Given our reliance on certain single-source suppliers, we are especially susceptible to supply shortages because we do not have alternate suppliers currently available.

Moreover, some third parties are located in markets subject to political and social risk, corruption, infrastructure problems and natural disasters, in addition to country-specific privacy and data security risk given current legal and regulatory environments. Failure of third parties to meet their contractual, regulatory, and other obligations may have a material adverse effect on our business, financial condition, and results of operations. Any of these matters could materially and adversely affect our business, financial condition, and results of operations.

Our results of operations will be materially harmed if we are unable to accurately forecast customer demand for our products and manage our inventory.

Given the large variety and number of products we sell, in order to market and sell them effectively, we must maintain significant levels of inventory and surgical instrumentation. As a result, a significant amount of our cash used in operations has been associated with maintaining these levels of inventory. To ensure adequate inventory supply, we must forecast inventory needs and manufacture our products based on our estimates of future demand. Our ability to accurately forecast demand for our products could be negatively affected by many factors, including our failure to accurately manage our expansion strategy, product introductions by competitors, an increase or decrease in customer demand for our products or for products of our competitors, our failure to accurately forecast customer acceptance of new products, unanticipated changes in general market conditions or regulatory matters and weakening of economic conditions or consumer confidence in future economic conditions. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs, which would cause our gross margin to be adversely affected and could impair the strength of our brand. Conversely, if we underestimate customer demand for our product, our internal manufacturing team may not be able to deliver products to meet our requirements, and this could result in damage to our reputation and customer relationships. In addition, if we experience a significant increase in demand, additional supplies of raw materials or additional manufacturing capacity may not be available when required on terms that are acceptable to us, or at all, or suppliers or may not be able to allocate sufficient capacity in order to meet our increased requirements, which will negatively affect our business, financial condition and results of operations.

We seek to maintain sufficient levels of inventory in order to protect ourselves from supply interruptions. As a result, we are subject to the risk that a portion of our inventory will become obsolete or expire, which could have a material adverse effect on our earnings and cash flows due to the resulting costs associated with the inventory obsolescence charges and costs required to replace such inventory.

We may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships with third parties that may not result in the development of commercially viable products, product improvements or the generation of significant future revenues.

In the ordinary course of our business, we may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances, partnerships or other arrangements to develop new products or product improvements and to pursue new markets. Proposing, negotiating and implementing collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships may be a lengthy and complex process. Other companies, including those with substantially greater financial, marketing, sales, technology or other business resources, may compete with us for these opportunities or arrangements. We may not identify, secure, or complete any such transactions or arrangements in a timely manner, on a cost-effective basis, on acceptable terms or at all. We have limited institutional knowledge and experience with respect to these business development activities, and we may also not realize the anticipated benefits of any such transaction or arrangement. In particular, these collaborations may not result in the development of products that achieve commercial success or viable product improvements or result in significant revenues and could be terminated prior to developing any products.

Additionally, we may not be in a position to exercise sole decision making authority regarding the transaction or arrangement, which could create the potential risk of creating impasses on decisions, and our future collaborators may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals. It is possible that conflicts may arise with our collaborators, such as conflicts concerning the achievement of performance milestones, or the interpretation of significant terms under any agreement, such as those related to financial obligations or the ownership or control of intellectual property developed during the collaboration. If any conflicts arise with any future collaborators, they may act in their self-interest, which may be adverse to our best interest, and they may breach their obligations to us. In addition, we may have limited control over the amount and timing of resources that any future collaborators devote to our or their future products.

Disputes between us and our collaborators may result in litigation or arbitration which would increase our expenses and divert the attention of our management. Further, these transactions and arrangements will be contractual in nature and will generally be terminable under the terms of the applicable agreements and, in such event, we may not continue to have rights to the products relating to such transaction or arrangement or may need to purchase such rights at a premium. If we enter into in-bound intellectual property license agreements, we may not be able to fully protect the licensed intellectual property rights or maintain those licenses. Future licensors could retain the right to prosecute and defend the intellectual property rights licensed to us, in which case we would depend on the ability of our licensors to obtain, maintain and enforce intellectual property protection for the licensed intellectual property. These licensors may determine not to pursue litigation against other companies or may pursue such litigation less aggressively than we would. Further, entering into such license agreements could impose various diligence, commercialization, royalty or other obligations on us. Future licensors may allege that we have breached our license agreement with them, and accordingly seek to terminate our license, which could adversely affect our competitive business position and harm our business prospects.

We may seek to grow our business through acquisitions or investments in new or complementary businesses, products or technologies, through the licensing of products or technologies from third parties or other strategic alliances, and the failure to manage acquisitions, investments, licenses or other strategic alliances, or the failure to integrate them with our existing business, could have a material adverse effect on our operating results, dilute our stockholders’ ownership, increase our debt or cause us to incur significant expense.

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing clinician and patients’ needs, competitive technologies and market pressures. Accordingly, from time to time we may consider opportunities to acquire, make investments in or license other technologies, products and businesses that may enhance our capabilities, complement our existing products and technologies or expand the breadth of our markets or customer base. For example, we recently acquired the assets of Additive Orthopaedics. Our ability to realize the potential benefits of this acquisition and to integrate the acquired assets may not be successful or may not occur within our anticipated timeline. Potential and completed acquisitions, strategic investments, licenses and other alliances involve numerous risks, including:

•
difficulty assimilating or integrating acquired or licensed technologies, products, employees or business operations;
•
issues maintaining uniform standards, procedures, controls and policies;
•
unanticipated costs associated with acquisitions or strategic alliances, including the assumption of unknown or contingent liabilities and the incurrence of debt or future write-offs of intangible assets or goodwill;
•
diversion of management’s attention from our core business and disruption of ongoing operations;
•
adverse effects on existing business relationships with suppliers, sales representatives, health care facilities, foot and ankle specialists and other health care providers;
•
risks associated with entering new markets in which we have limited or no experience;
•
potential losses related to investments in other companies;
•
potential loss of key employees of acquired businesses;
•
unanticipated or undisclosed liabilities of any target; and
•
increased legal and accounting costs relating to the acquisitions or compliance with regulatory matters.

We do not know if we will be able to identify acquisitions or strategic relationships we deem suitable, whether we will be able to successfully complete any such transactions on favorable terms, if at all, or whether we will be able to successfully integrate any acquired business, product or technology into our business or retain any key personnel, suppliers, sales representative, health care facilities, surgeons or other health care providers. Our ability to successfully grow through strategic transactions depends upon our ability to identify, negotiate, complete and integrate suitable target businesses, technologies or products and to obtain any necessary financing. These efforts could be expensive and time-consuming and may disrupt our ongoing business and prevent management from focusing on our operations.

If we pursue any foreign acquisitions, they typically involve unique risks in addition to those mentioned above, including those related to integration of operations across different cultures, languages and legal and regulatory environments, currency risks and the particular economic, political and regulatory risks associated with specific countries.

To finance any acquisitions, investments or strategic alliances, we may choose to issue shares of our common stock as consideration, which could dilute the ownership of our stockholders. If the price of our common stock is low or volatile, we may be unable to consummate any acquisitions, investments or strategic alliances using our common stock as consideration. Additional funds may not be available on terms that are favorable to us, or at all.

We may not be able to establish or strengthen our brand.

We believe that establishing and strengthening Paragon 28 and our various foot and ankle procedure brands, including Smart 28, is important to achieving widespread acceptance of our foot and ankle products and procedures, particularly because of the highly competitive nature of the market for similar products. We believe the quality and reliability of our products is critical to building physician support for our foot and ankle products and solutions in the United States and abroad, and any negative publicity regarding the quality or reliability of our products and procedures could significantly damage our reputation in the market. In the course of conducting our business, we must adequately address quality issues that may arise with our products, including defects in third-party components included in our products. Although we have established internal procedures designed to minimize risks that may arise from quality issues, we may not be able to eliminate or mitigate occurrences of these issues and associated liabilities. In addition, even in the absence of quality issues, we may be subject to claims and liability if the performance of our products do not meet the expectations of physicians or patients.

In addition, promoting and positioning our brand will depend largely on the success of our medical education efforts and our ability to educate foot and ankle specialists and patients. These brand promotion activities may not yield increased sales and, even if they do, any sales increases may not offset the expenses we incur to promote our brand. If we fail to successfully promote and maintain our brand, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, our foot and ankle solutions may not be accepted by physicians or patients, which would adversely affect our business, results of operations and financial condition.

Our inability to maintain contractual relationships with health care professionals could have a negative impact on our research and development and medical education programs.

We maintain contractual relationships with respected physicians and medical personnel in hospitals, private practice and universities who assist in clinical studies, product research and development and in the training of foot and ankle specialists on the safe and effective use of our products. We continue to place emphasis on the validation of the benefits of our foot and ankle products and procedures through clinical studies, the development of proprietary products and product improvements to develop our product lines as well as providing high quality training on those products. If we are unable to maintain these relationships, our ability to develop and market new and improved products and train on the use of those products could decrease, and future operating results could be unfavorably affected. At the same time, the medical device industry’s relationship with physicians is under increasing scrutiny by the U.S. Department of Health and Human Services Office of Inspector General (OIG), the U.S. Department of Justice (DOJ), the state attorneys general and other foreign and domestic government agencies. Our failure to comply with requirements governing the industry’s relationships with physicians or an investigation into our compliance by the OIG, the DOJ, state attorneys general and other government agencies, could negatively affect our business, financial condition and results of operations. See “Risk Factors—Risks Related to Regulatory Matters— Our relationships with customers, foot and ankle specialists and third-party payors are subject to federal and state health care fraud and abuse laws, false claims laws, physician payment transparency laws and other health care laws and regulations. If we or our employees, independent contractors, consultants, commercial partners, or vendors violate these laws we could face substantial penalties.”

We may be unable to continue to successfully demonstrate to foot and ankle specialists or key opinion leaders the merits of our products and technologies compared to those of our competitors, which may make it difficult to establish our products and technologies as a standard of care and achieve market acceptance.

Foot and ankle specialists play the primary role in determining the course of treatment and, ultimately, the type of products that will be used to treat a patient. As a result, our success depends, in large part, on our ability to effectively market and demonstrate to foot and ankle specialists the merits of our products and methodologies compared to those of our competitors. Acceptance of our products and methodologies depends on educating foot and ankle specialists as to the distinctive characteristics, clinical benefits, safety and cost-effectiveness of our products, procedures and technologies as compared to those of our competitors, and on training foot and ankle specialists in the proper use of our products. If we are not successful in convincing foot and ankle specialists of the merits of our products and methodologies or educating them on the use of our products, they may not use our products or may not use them effectively and we may be unable to increase our sales, sustain our growth or achieve and sustain profitability.

Also since a number of our foot and ankle procedures and products are new, some foot and ankle specialists may be reluctant to change their surgical treatment practices for the following reasons, among others:

•
lack of experience with our products and procedures;
•
existing relationships with competitors and distributors that sell competitive products;
•
lack or perceived lack of evidence supporting additional patient benefits;
•
perceived liability risks generally associated with the use of new products and procedures;
•
•
less attractive availability of coverage and reimbursement by third-party payors compared to procedures using competitive products and other techniques;

•
costs associated with the purchase of new products and equipment; and
•
the time commitment that may be required for training.

These reasons may affect the pace of adoption of our foot and ankle products and procedures and future products and techniques that we may offer.

In addition, we believe recommendations and support of our products and technologies by surgeons, foot and ankle specialists and other key opinion leaders in our industry are essential for market acceptance and establishment of our products and procedures as a standard of care. If we do not receive support from such surgeons, foot and ankle specialists and other key opinion leaders, if long-term data does not show the benefits of using our products and procedures or if the benefits offered by our products and procedures are not sufficient to justify their cost, foot and ankle specialists, hospitals and other health care facilities may not use our products and we might be unable to establish our products and procedures as a standard of care and continue to achieve market acceptance.

If foot and ankle specialists fail to safely and appropriately use our products, or if we are unable to train podiatrists and orthopedic surgeons on the safe and appropriate use of our products, we may be unable to achieve our expected sales, growth or profitability.

An important part of our sales process includes our ability to screen for and identify podiatrists and orthopedic surgeons who have the requisite training and experience to safely and appropriately use our products and to train a sufficient number of these foot and ankle specialists and to provide them with adequate instruction in use of our products. There is a training process involved for foot and ankle specialists to become proficient in the safe and appropriate use of our products. This training process may take longer or be more expensive than expected. Convincing foot and ankle specialists to dedicate the time and energy necessary for adequate training is challenging, and we may not be successful in these efforts. Recent changes to federal guidance regarding medical education programs under the federal Anti-Kickback Statute also could limit our ability to train podiatrists and orthopedic surgeons, and such programs could be subject to challenge under the federal Anti-Kickback Statute. See “Risk Factors—Risks Related to Regulatory Matters—Our relationships with customers, foot and ankle specialists and third-party payors are subject to federal and state health care fraud and abuse laws, false claims laws, physician payment transparency laws and other health care laws and regulations. If we or our employees, independent contractors, consultants, commercial partners, or vendors violate these laws we could face substantial penalties.”

Furthermore, if clinicians are not properly trained, they may misuse or ineffectively use our products. Any improper use of our products may result in unsatisfactory outcomes, patient injury, negative publicity or lawsuits against us, any of which could harm our reputation and affect future product sales. Accordingly, if foot and ankle specialists fail to safely and appropriately use our products or if we are unable to train foot and ankle specialists on the safe and appropriate use of our products, we may be unable to achieve our expected sales, growth or profitability.

The loss of any member on our executive management team or our inability to attract and retain highly skilled members of our sales management and marketing teams and engineers could have a material adverse effect on our business, financial condition and results of operations.

Our success depends on the skills, experience and performance of the members of our executive management team including Albert DaCosta, our co-founder, chairman, president and chief executive officer, in particular. The individual and collective efforts of these executives will be important as we continue to commercialize our existing products, develop new products and technologies and expand our commercial activities. The loss or incapacity of existing members of our executive management team could have a material adverse effect on our business, financial condition and results of operations if we experience difficulties in hiring qualified successors. We do not maintain “key person” insurance for any of our executives or key employees.

Our commercial, quality and research and development programs and operations depend on our ability to attract and retain highly skilled team members. We may be unable to attract or retain qualified team members. All of our U.S. employees are at-will, which means that either we or the employee may terminate his or her employment at any time. The loss of key employees, failure of any key employee to perform, our inability to attract and retain skilled employees, as needed, or our inability to effectively plan for and implement a succession plan for key employees could have a material adverse effect on our business, financial condition and results of operations.

We received a Paycheck Protection Program loan, and our application for the PPP Loan could in the future be determined to have been impermissible or could result in damage to our reputation.

In March 2020, we applied for and received an unsecured $3.7 million loan under the Paycheck Protection Program (the PPP Loan). In December 2020, we determined there was reasonable assurances that we will qualify to have the amount received forgiven and in July 2021, it was fully forgiven. The Paycheck Protection Program was established under the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), and is administered by the U.S. Small Business Administration (the SBA). Our receipt of the PPP Loan or the forgiveness of the PPP Loan could result in adverse publicity. In addition, if we are later determined to have been ineligible to receive the PPP Loan or loan forgiveness, we may be subject to significant penalties, including significant civil, criminal and administrative penalties, we could be required to repay the PPP Loan in its entirety, and our reputation could suffer. A review or audit by the SBA or other government entity or claims under the U.S. False Claims Act could consume significant financial and management resources.

Risks Related to Our Intellectual Property

If we or our licensors are unable to obtain and maintain significant patent or other intellectual property protection for our products, or if the scope of our patents and other intellectual property rights is not sufficiently broad and does not adequately protect our products, our competitors could develop and commercialize products similar or identical to ours and we may be unable to gain significant market share and be unable to operate our business profitably.

Our success depends in large part on our and our licensors’ ability to obtain, maintain and solidify a proprietary position for our products, which will depend on our and our licensors’ success in obtaining effective intellectual property protection, including through patents, trade secrets, copyrights, know-how, trademarks, license agreements and contractual provisions to establish our intellectual property rights and protect our products. These legal means, however, afford only limited protection and may not completely protect our rights. Any failure to obtain or maintain patent and other intellectual property protection with respect to our products could harm our business, financial condition and results of operations.

As of December 31, 2021, our patent portfolio included 227 owned and registered patents and 3 in-licensed patents. Thirty-three of these patents are U.S. utility patents. As of December 31, 2021, we had 174 pending patent applications globally, including 70 in the United States. Outside of the United States we have patent applications pending in Europe, Australia, Canada, South Africa as well as through our PCT applications (which have been counted as pending U.S. patent applications). We cannot assure that our intellectual property position will not be challenged or that all patents for which we have applied will be granted. The validity and breadth of claims in patents involve complex legal and factual questions and, therefore, may be highly uncertain. Uncertainties and risks that we face include the following:

•
our pending or future patent applications may not result in the issuance of patents;
•
the scope of any existing or future patent protection may not exclude competitors or provide competitive advantages to us;
•
our patents may not be held valid or enforceable if subsequently challenged;
•
our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•
we may not develop additional proprietary technologies that are patentable;
•
we cannot predict the scope of protection of any patent issuing based on our patent applications, including whether the patent applications that we own or in-license will result in issued patents with claims that cover our products or uses thereof in the United States or in other foreign countries;
•
the claims of any patent issuing based on our patent applications may not provide protection against competitors or any competitive advantages, or may be challenged by third parties;
•
we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property;
•
we may fail to adequately protect and police our trademarks and trade secrets;
•
other parties may claim that our products and designs infringe the proprietary rights of others—even if we are successful in defending our patents and proprietary rights, the cost of such litigation may adversely affect our business; and
•
other parties may develop similar products, duplicate our products, or design around our patents.

The patent prosecution process is expensive and time-consuming, and we and our licensors may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patents or patent applications at a reasonable cost or in a timely manner, or in all jurisdictions. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, any of these parties may inadvertently or intentionally breach such agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek and obtain patent protection. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions, and under the laws of certain jurisdictions, patents or other intellectual property rights may be unavailable or limited in scope. It is also possible that we will fail to identify patentable aspects of our developments before it is too late to obtain patent protection. In addition, our ability to obtain and maintain valid and enforceable patents depends in part on whether the differences between our inventions and the prior art allow our inventions to be patented over the prior art. Furthermore, the publication of discoveries in scientific literature often lags behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until eighteen (18) months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to file for patent protection of such inventions. In addition, the laws of foreign jurisdictions may not protect our rights to the same extent as the laws of the United States. For example, certain countries outside of the United States do not allow patents for methods of treating the human body. This may preclude us from obtaining method patents outside of the United States having similar scope to those we have obtained or may obtain in the future in the United States. This includes certain key method patents covering our procedures and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain and enforce our patent rights and, more generally, could affect the value of our patents. Additionally, we cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or third parties.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad, and as a result, may not provide us with adequate proprietary protection or competitive advantage against competitors with similar products. Moreover, we may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office (USPTO) or patent offices in foreign jurisdictions, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical products and techniques without payment to us, or limit the duration of the patent protection of our technology.

We cannot ensure that we do not infringe any patents or other proprietary rights held by third parties. If our products were found to infringe any proprietary right of another party, we could be required to pay significant damages or license fees to such party and/or cease production, marketing and distribution of those products. Litigation may also be necessary to defend infringement claims of third parties or to enforce patent rights we hold or to protect trade secrets or techniques we own. In addition, because patent applications can take many years to issue and because publication schedules for pending applications vary by jurisdiction, there may be applications now pending of which we are unaware and which may result in issued patents which our current or future products infringe. Also, because the claims of published patent applications can change between publication and patent grant, there may be published patent applications that may ultimately issue with claims that we infringe.

We also rely on trade secrets and other unpatented proprietary technology. There can be no assurances that we can meaningfully protect our rights in our trade secrets and other unpatented proprietary technology or that others will not independently develop substantially equivalent proprietary products or processes or otherwise gain access to our proprietary technology. We seek to protect our trade secrets and proprietary know-how and technology, in part, with confidentiality and invention assignment agreements with employees and consultants that include confidentiality obligations and valid, present-tense intellectual property assignment obligations. There can be no assurances, however, that the agreements will not be breached, adequate remedies for any breach would be available or competitors will not discover our trade secrets or independently develop comparable intellectual property. Further, litigation may be necessary to obtain ownership or to defend against claims challenging ownership. Even if we or our licensors are successful in defending against such claims, litigation could result in substantial costs and be a distraction to our management and other employees, and such claims could harm our business, financial condition and results of operations.

Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from third parties, and are therefore reliant on our licensors and may be reliant on future licensors or licensees, to protect certain intellectual property used in our business. If our licensors or future licensors or licensees fail to adequately protect this intellectual property, our ability to commercialize products could suffer. For example, we rely on a current licensor to maintain the patents and otherwise protect the intellectual property we license pursuant to a license agreement with such third party. Such licensor may not successfully prosecute, maintain and protect such patents and intellectual property or may determine not to pursue litigation against third-parties that are infringing these rights, or may pursue litigation less aggressively than we would.

Some of our patents and patent applications may in the future be jointly owned with third parties. If we are unable to obtain an exclusive license to any such third party joint owners’ interest in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such joint owners of our patents in order to enforce such patents against third parties, and such cooperation may not be provided to us. Any of the foregoing could harm our business, financial condition and results of operations.

Obtaining and maintaining intellectual property protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental agencies, and our intellectual property protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuities fees and various other governmental fees on patents and/or patent applications are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent and/or patent application. The USPTO, the United States Copyright Office (USCO) and various foreign governmental agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the intellectual property application process. In addition, periodic maintenance fees, renewal fees, annuity fees and various other government fees on intellectual property registrations often must be paid to the USPTO, USCO and foreign agencies over the lifetime of the intellectual property registration and/or application and any intellectual property rights we may obtain in the future. While an unintentional lapse of an intellectual property registration or application, including due to the effect of the COVID-19 pandemic on us or our patent maintenance vendors, can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the registration or application, resulting in partial or complete loss of intellectual property rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a registration or application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the intellectual property registrations and applications covering our products, we may not be able to stop a competitor from developing and marketing products that are the same as or similar to our products, which would have a material adverse effect on our business.

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent, which might adversely affect our ability to develop and market our products.

We have not performed comprehensive searches or analyses of third-party patents that may be relevant to our technology and products. We may not be able to conduct complete and thorough searches, we may not be able to identify all relevant third-party patents, and we may not be able to fully predict the scope of the patent claims or the expiration of relevant third-party patent applications that may issue as patents. We cannot be certain that we are aware of all third-party patents and pending applications in the United States and abroad that are relevant to or necessary for the commercialization of our products in any jurisdiction.

The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our product candidates. We may incorrectly determine that our products are not covered by a third-party patent or may incorrectly predict whether a third-party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our product candidates. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our products.

In addition, the agreements under which we license intellectual property or technology to or from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected products.

Our business also would suffer if any future licensors fail to abide by the terms of the license, if the licensors fail to enforce licensed patents against infringing third parties, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights.

We are dependent on patents and other intellectual property licensed from others and may become dependent on other patents or other intellectual property licensed from others in the future. If we lose our licenses for intellectual property that is important to our business, we may not be able to continue developing or selling our products.

We have obtained licenses that give us rights to third party intellectual property, including patents and know-how, that is necessary or useful to our business. The license agreements covering our products impose various obligations on us, including the obligation to pay certain royalties on sales of certain of our products. One or more of our licensors may allege that we have breached our license agreement with them, and accordingly seek to terminate our license. As a result, we may not be able to market products that were covered by the license, which would result in the loss of significant rights, restrict our ability to commercialize certain of our products and could adversely affect our competitive business position and harm our business prospects. In addition, any claims brought against us by our licensors could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations.

Licensing of intellectual property involves complex legal, business and scientific issues and is complicated by the rapid pace of scientific discovery in our industry. Disputes may arise regarding intellectual property subject to a licensing agreement, including:

•
the scope of rights granted under license agreements and other interpretation-related issues;
•
the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to license agreements;
•
the sublicensing of patent and other rights under our collaborative development relationships;
•
our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•
the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by any of current or future our licensors and us and our partners; and
•
the priority of invention of patented technology.

If disputes over intellectual property that we have or may in the future license prevent or impair our ability to maintain our current or future licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates. We are generally also subject to all of the same risks with respect to protection of intellectual property that we may license as we are for intellectual property that we own. If we or any of our current or future licensors fail to adequately protect this intellectual property, our ability to commercialize our products could suffer.

We are presently party to lawsuits involving patents and other intellectual property and the possibility exists that we may in the future be party to other lawsuits or administrative proceedings involving patents or other intellectual property. If we were to lose any intellectual property lawsuits, a court could require us to pay significant damages and/or prevent us from selling our products.

The medical device industry is highly competitive and litigious with respect to patents, trademarks, trade secrets, and other intellectual property rights. Companies in the medical device industry have used intellectual property litigation to gain a competitive advantage. Our commercial success depends in part upon our ability and that of our contract manufacturers and suppliers to manufacture, market, and sell our products, and to use our proprietary technologies without infringing, misappropriating or otherwise violating the proprietary rights or intellectual property of third parties. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our products and any future products and technology, whether or not we are actually infringing, misappropriating or otherwise violating the rights of third parties.

We are presently a party to lawsuits involving Wright Medical, which we describe in greater detail below. In addition, we may in the future be party to other lawsuits or other administrative proceedings involving our patents or other intellectual property, regardless of merit. A legal proceeding, regardless of the outcome, is unpredictable and generally expensive and time consuming and, even if resolved in our favor, could drain significant financial resources and divert the time and effort of our management. Protracted litigation to defend or prosecute our intellectual property rights could result in our customers or potential customers deferring or limiting their purchase or use of the affected products until resolution of the litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the market price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue selling, developing and marketing our products and techniques. However, we may not be able to obtain any required license on commercially reasonable terms or at all. The acquisition or licensing of third-party intellectual property rights is a competitive area, and our competitors may pursue strategies to acquire or license third party intellectual property rights that we may consider attractive or necessary. If we are unable to successfully obtain rights to required third party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant products or redesign those products that contain the allegedly infringing intellectual property, which could harm our business, financial condition and results of operations. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business. Intellectual property litigation may lead to unfavorable publicity that harms our reputation and causes the market price of our common shares to decline.

Because competition in our industry is intense, competitors may infringe or otherwise violate our issued patents, patents of our licensors or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming, and could distract our technical and management personnel from their normal responsibilities. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims that our patents are invalid or unenforceable or file administrative actions against us alleging that we infringe their patents. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding or administrative action could put one or more of our patents at risk of being invalidated or interpreted narrowly. Our competitors may assert invalidity on various grounds, including lack of novelty, obviousness, non-enablement, lack of written description or that we were not the first applicant to file a patent application related to our product. We may elect to enter into license agreements in order to settle patent infringement claims or to resolve disputes before litigation, and any such license agreements may require us to pay royalties and other fees that could be significant. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure.

Our competitors, many of which have made substantial investments in patent portfolios, trade secrets, trademarks and competing technologies, may have applied for or obtained, or may in the future apply for or obtain, patents or trademarks that may prevent, limit or otherwise interfere with our ability to make, use, sell and/or export our products or to use our technologies or product names. Moreover, individuals and groups that are non-practicing entities, commonly referred to as “patent trolls,” purchase patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements. From time to time, we may receive threatening letters, notices or “invitations to license,” or may be the subject of claims that our products and business operations infringe or violate the intellectual property rights of others. The defense of these matters can be time consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand and cause us to incur significant expenses or make substantial payments. Further, the outcome of litigation is uncertain and such litigation could result in us being forced to stop making, selling or using products or technologies that allegedly infringe the asserted intellectual property; pay substantial damages or royalties to the party whose intellectual property rights we may be found to be infringing; redesign those products that contain the allegedly infringing intellectual property, which could be costly, disruptive, or infeasible; and or attempt to obtain a license to the relevant intellectual property from third parties, which may not be available on reasonable terms, or at all, or, from third parties. In addition, third parties may assert infringement claims against our customers. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers or indemnify our customers for any costs associated with their own initiation or defense of infringement claims, regardless of the merits of these claims. If any of these claims succeed or settle, we may be forced to pay damages or settlement payments on behalf of our customers or may be required to obtain licenses for the products they use. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using our products.

If we fail to execute invention assignment agreements with our employees and contractors involved in the development of intellectual property or are unable to protect the confidentiality of our trade secrets, the value of our products and our business and competitive position could be harmed.

In addition to patent protection, we also rely on the protection of trademarks, copyrights, trade secrets, unpatented know-how, technology and other confidential and proprietary information to maintain our competitive position. We generally enter into confidentiality and invention assignment agreements with our employees, consultants and third parties upon their commencement of a relationship with us. However, we may not enter into such agreements with all employees, consultants and third parties who have been involved in the development of our intellectual property. In addition, these agreements may not provide meaningful protection against the unauthorized use or disclosure of our trade secrets or other confidential information, and adequate remedies may not exist if unauthorized use or disclosure were to occur. Any disclosure, either intentional or unintentional, by our employees, the employees of third parties with whom we share our facilities or third-party consultants and vendors that we engage, or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets and other proprietary information would impair our competitive advantages and could have a material adverse effect on our business, financial condition and results of operations. In particular, a failure to protect our proprietary rights may allow competitors to copy our products and procedures, which could adversely affect our pricing and market share. Further, other parties may independently develop substantially equivalent know-how and technology.

In addition to contractual measures, we try to protect the confidential nature of our proprietary information using commonly accepted physical and technological security measures. Such measures may not, for example, in the case of misappropriation of a trade secret by an employee or third party with authorized access, provide adequate protection for our proprietary information. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our products that we consider proprietary. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time-consuming, and the outcome is unpredictable. Even though we use commonly accepted security measures, trade secret violations are often a matter of state law, and the criteria for protection of trade secrets can vary among different jurisdictions. In addition, trade secrets may be independently developed by others in a manner that could prevent legal recourse by us. While we have agreements with our employees, consultants and third parties that obligate them to assign their inventions to us, these agreements may not be self-executing, not all employees or consultants may enter into such agreements, or employees or consultants may breach or violate the terms of these agreements, and we may not have adequate remedies for any such breach or violation. If any of our intellectual property or confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest and our competitive position may be harmed.

We rely on our trademarks, trade names and brand names to distinguish our products from the products of our competitors and have registered or applied to register many of these trademarks. We cannot guarantee that our trademark applications will be approved. During trademark registration proceedings, we may receive rejections of our applications by the USPTO or in other foreign jurisdictions. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, third parties may also oppose our trademark applications or otherwise challenge our use of the trademarks. Our registered and unregistered trademarks, trade names, and brand names may be challenged, infringed, circumvented, declared generic or determined to be violating or infringing on other marks. We may not be able to protect our rights to these trademarks, trade names, and brand names which we rely upon to build name recognition among potential partners and customers in our markets of interest. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. Further, there can be no assurance that competitors will not infringe our trademarks or that we will have adequate resources to enforce our trademarks. We may also license our trademarks and trade names to third parties, such as distributors. Though these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and tradenames by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names.

Patent terms may not be sufficient to effectively protect our products and business for an adequate period of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are paid timely, the natural expiration of a utility patent is generally 20 years after its first effective non-provisional filing date and the natural expiration of a design patent is generally 14 years after its issue date, unless the filing date occurred on or after May 13, 2015, in which case the natural expiration of a design patent is generally 15 years after its issue date. However, the actual protection afforded by a patent varies from country to country, and depends on many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. Although various extensions may be available, the term of a patent, and the protection it affords, is limited. Even if patents covering our proprietary technologies and their uses are obtained, once the patent has expired, we may be open to competition, which may harm our business prospects. In addition, although upon issuance in the United States a patent’s term can be extended based on certain delays caused by the USPTO, this extension can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. A patent term extension based on regulatory delay may be available in the United States. However, only a single patent can be extended for each marketing approval, and any patent can be extended only once, for a single product. Moreover, the scope of protection during the period of the patent term extension does not extend to the full scope of the claim, but instead only to the scope of the product as approved. Laws governing analogous patent term extensions in foreign jurisdictions vary widely, as do laws governing the ability to obtain multiple patents from a single patent family. Additionally, we may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Given the amount of time required for the development, testing and regulatory review of new products, patents protecting such products might expire before or shortly after such products are commercialized. If we do not have sufficient patent terms to protect our products, proprietary technologies and their uses, our business would be seriously harmed. As our patents expire, the scope of our patent protection will be reduced, which may reduce or eliminate any competitive advantage afforded by our patent portfolio. As a result, our reduced patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

Changes in U.S. or foreign patent laws or their interpretation may limit our ability to obtain, maintain, defend and/or enforce our patents.

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith America Invents Act (Leahy-Smith Act) includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and also affect patent litigation. The USPTO has developed regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first-to-file provisions, which became effective on March 16, 2013. The first to file provisions limit the rights of an inventor to patent an invention if not the first to file an application for patenting that invention, even if such invention was the first invention. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business.

However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the enforcement and defense of our issued patents. For example, the Leahy-Smith Act provides that an administrative tribunal known as the Patent Trial and Appeals Board (PTAB), provides a venue for challenging the validity of patents at a cost that is much lower than district court litigation and on timelines that are much faster. Although it is not clear what, if any, long-term impact the PTAB proceedings will have on the operation of our business, the initial results of patent challenge proceedings before the PTAB since its inception in 2013 have resulted in the invalidation of many U.S. patent claims. The availability of the PTAB as a lower-cost, faster and potentially more potent tribunal for challenging patents could increase the likelihood that our own patents will be challenged, thereby increasing the uncertainties and costs of maintaining and enforcing them.

The America Invents Act also includes a number of significant changes that affect the way U.S. patent applications will be prosecuted and also may affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by the USPTO administered post-grant proceedings, including post-grant review, interpartes review and derivation proceedings.

Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. In addition, future actions by the U.S. Congress, the federal courts and the USPTO could cause the laws and regulations governing patents to change in unpredictable ways. Any of the foregoing could harm our business, financial condition and results of operations.

We have limited foreign intellectual property rights and may be unable to enforce our intellectual property rights throughout the world.

We have limited intellectual property rights outside the United States. Filing, prosecuting and defending patents or trademarks on our products and any future products in all countries throughout the world would be prohibitively expensive, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Consequently, we may not be able to prevent third parties from practicing our inventions or utilizing our trademarks in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but enforcement is not as strong as that in the United States. These products may compete with our products and any future products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing in these jurisdictions.

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. This could make it difficult for us to stop infringement of our foreign patents, if obtained, or the misappropriation of our other intellectual property rights. For example, some foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, some countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries.

Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate. In addition, changes in the law and legal decisions by courts in the United States and foreign countries may affect our ability to obtain adequate protection for our technology and the enforcement of our intellectual property.

We are and in the future may be subject to claims that we or our employees have misappropriated the intellectual property of a third party, including trade secrets or know-how, or are in breach of non-competition or non-solicitation agreements with our competitors and third parties may claim an ownership interest in intellectual property that we regard as our own.

We could in the future be subject to claims that we or our employees have inadvertently or otherwise used or disclosed alleged trade secrets or other confidential information of former employers or competitors. Many of our employees and consultants were previously employed at or engaged by other medical device companies, including our competitors or potential competitors. Some of these employees, consultants and contractors may have executed proprietary rights, non-disclosure and non-competition agreements in connection with such previous employment. Although we try to ensure that our employees and consultants do not use the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may be subject to claims that we or these individuals have, inadvertently or otherwise, misappropriated the intellectual property or disclosed the alleged trade secrets or other proprietary information, of these former employers, competitors or other third parties. Additionally, we may be subject to claims that former employees, collaborators or other third parties have an ownership interest in or inventorship of intellectual property we regard as our own, for example, based on claims that our agreements with employees or consultants obligating them to assign intellectual property to us are ineffective or in conflict with prior or competing contractual obligations to assign inventions to another employer, to a former employer, or to another person or entity. The failure to name the proper inventors on a patent application can result in the patents issuing thereon being unenforceable. Inventorship disputes may arise from conflicting views regarding the contributions of different individuals named as inventors, the effects of foreign laws where foreign nationals are involved in the development of the subject matter of the patent, conflicting obligations of third parties involved in developing our product candidates or as a result of questions regarding co-ownership of potential joint inventions. Litigation may be necessary to defend against and resolve claims, and it may be necessary or we may desire to enter into a license to settle any such claim; however, there can be no assurance that we would be able to obtain a license on commercially reasonable terms, if at all. If our defense to those claims fails, in addition to paying monetary damages or a settlement payment, a court could prohibit us from using technologies, features or other intellectual property that are essential to our products, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. An inability to incorporate technologies, features or other intellectual property that are important or essential to our products could have a material adverse effect on our business and competitive position and may prevent us from selling our products. In addition, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management. Any litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our products, which could materially and adversely affect our business, financial condition, operating results, cash flows and prospects.

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims could have a material adverse effect on our business, financial condition, results of operations, and prospects.

If our third-party manufacturing partners do not respect our intellectual property and trade secrets and produce competitive products using our designs or intellectual property, our business, financial condition and results of operations would be harmed.

Although our agreements with third-party manufacturing partners generally seek to prevent them from misusing our intellectual property and trade secrets, or using our designs to manufacture products for our competitors, we may be unsuccessful in monitoring and enforcing our intellectual property rights against these manufacturing partners and may find counterfeit goods in the market being sold as our products or future products similar to ours produced for our competitors using our intellectual property. Although we take steps to stop counterfeits, we may not be successful and network operators who purchase these counterfeit goods may experience product defects or failures, harming our reputation and brand and causing us to lose future sales. Any of the foregoing could harm our business, financial condition and results of operations.

Risks Related to Regulatory Matters

We are subject to substantial government regulation that could have a material adverse effect on our business.

Our products and our business are subject to extensive regulation and review by numerous governmental authorities both in the United States and abroad. U.S. and foreign regulations govern the design, development, testing, clinical studies, premarket clearance, approval, certifications, safety, registration, manufacturing, packaging, storage, reporting, sales, distribution, marketing, labeling, promotion, relationships with health care professionals, recordkeeping procedures, post-marketing surveillance, post-market studies, and product import and export of our products. The regulatory process requires significant time, effort and expenditures to bring our products to market, and we cannot be assured that any of our products will be authorized for marketing. The regulations to which we are subject are complex and have tended to become more stringent over time. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated sales. The FDA and other regulatory authorities enforce these regulatory requirements through, among other means, periodic unannounced inspections. We do not know whether we will be found compliant in connection with any future regulatory inspections. Moreover, the FDA and other authorities have broad enforcement powers.

Our failure to comply with applicable regulatory requirements could result in:

•
adverse publicity, warning letters, untitled letters, or “it has come to our attention” letters from the FDA, or similar letters from foreign regulatory authorities alleging noncompliance;
•
fines, penalties, injunctions, or consent decrees;
•
operating restrictions, partial suspension or total shutdown of production;
•
denial of requests for regulatory clearance, approval or certification of new products, new intended uses or modifications to existing products;
•
repair, replacement, refunds, recalls, or seizures of our products; or
•
withdrawal or suspension of regulatory clearance, approval or certification that have already been granted and/or obtained.

Any of these events could result in a higher than anticipated costs or lower than anticipated sales and have a material adverse effect on our reputation, business, financial condition and results of operations.

Our relationships with customers, physicians and third-party payors are subject to federal, state, and foreign health care fraud and abuse laws, false claims laws, physician payment transparency laws and other health care laws and regulations. If we or our employees, independent contractors, consultants, commercial partners, or vendors violate these laws, we could face substantial penalties.

Our relationships with customers, physicians and third-party payors are subject to federal, state, and foreign health care fraud and abuse laws, false claims laws, transparency laws with respect to payments and other transfers of value made to physicians and other licensed health care professionals, and other health care laws and regulations. In particular, the promotion, sales and marketing of health care items and services is subject to extensive laws and regulations designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive and other business arrangements. The U.S. health care laws and regulations that may affect our ability to operate include, but are not limited to:

•
the federal Anti-Kickback Statute, which prohibits, among other things, any person or entity from knowingly and willfully, offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, the purchasing, leasing, ordering or arranging for the purchase, lease, or order of any item or service reimbursable under Medicare, Medicaid or other federal health care programs. The term “remuneration” has been broadly interpreted to include anything of value. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that may be alleged to be intended to induce the purchases or recommendations, include any payments of more than fair market value, may be subject to scrutiny if they do not qualify for an exception or safe harbor. In addition, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation;
•
federal civil and criminal false claims laws, including the federal civil False Claims Act, and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid or other federal government programs that are false or fraudulent or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government, including federal health care programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act;
•
the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) which created new federal civil and criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any health care benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any health care benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by any trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statements in connection with the delivery of, or payment for, health care benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•
the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) ,certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse midwives) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
•
state and foreign equivalents of each of the health care laws described above, among others, some of which may be broader in scope including, without limitation, state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving health care items or services reimbursed by non-governmental third party payors, including private insurers, or that apply regardless of payor; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other health care providers, marketing expenditures; and state and local laws requiring the registration of device sales and medical representatives. Greater scrutiny of marketing practices in the medical device industry has resulted in numerous government investigations by various government authorities, and this industry-wide enforcement activity is expected to continue. The shifting regulatory environment, along with the requirement to comply with multiple jurisdictions with different and difficult compliance and reporting requirements, increases the possibility that we may run afoul of one or more laws. The costs to comply with these regulatory requirements are becoming more expensive and will also impact our profitability.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities, patient outreach programs or our arrangements with independent sales representatives and customers could be subject to challenge under one or more of such laws. We have also entered into consulting and royalty agreements with physicians, including some who have ownership interests in us and/or influence the ordering of or use our products in procedures they perform. Compensation under some of these arrangements includes the provision of stock or stock options. We could be adversely affected if regulatory agencies determine our financial relationships with such physicians to be in violation of applicable laws. Greater scrutiny of marketing practices in the medical device industry has resulted in numerous government investigations by various government authorities, and this industry-wide enforcement activity is expected to continue. The shifting regulatory environment, along with the requirement to comply with multiple jurisdictions with different and difficult compliance and reporting requirements, increases the possibility that we may run afoul of one or more laws. The costs to comply with these regulatory requirements are becoming more expensive and will also impact our profitability. It is not always possible to identify and deter employee misconduct or business noncompliance, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If we or our employees, agents, independent contractors, consultants, commercial partners and vendors violate these laws, we may be subject to investigations, enforcement actions and/or significant penalties, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal health care programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and/or curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

We may not receive, or may be delayed in receiving, the necessary clearances, approvals or certifications for our future products or modifications to our current products, and failure to timely obtain necessary clearances, approvals or certifications for our future products or modifications to our current products would adversely affect our ability to grow our business.

In the United States, before we can market a new medical device, or a new use of, new claim for or significant modification to an existing medical device product, we must first receive either clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act (FDCA) or approval of a premarket approval (PMA), from the FDA, unless an exemption applies or we qualify for de novo classification. In the 510(k) clearance process, before a device may be marketed, the FDA must determine that a proposed device is “substantially equivalent” to a legally-marketed “predicate” device, which includes a device that has been previously cleared through the 510(k) process, a device that was legally marketed before May 28, 1976 (pre-amendments device), a device that was originally on the U.S. market pursuant to an approved PMA and later down-classified, or a 510(k)-exempt device. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data are sometimes required to support substantial equivalence. In the process of obtaining PMA approval, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices.

In the de novo classification process, a manufacturer whose novel device under the FDCA would otherwise be automatically classified as Class III and require the submission and approval of a PMA prior to marketing is able to request down-classification of the device to Class I or Class II on the basis that the device presents a low or moderate risk. If the FDA grants the de novo classification request, the applicant will receive authorization to market the device. This device type may be used subsequently as a predicate device for future 510(k) submissions.

We also recently acquired the total talus spacer, which has been authorized for marketing pursuant to an approved HDE. An HDE allows for marketing of a Humanitarian Use Device, or HUD, which is a medical device designated by the FDA as intended to benefit patients in the treatment or diagnosis of a disease or condition that affects not more than 8,000 individuals in the United States per year. To market a HUD, the device must have received a HUD designation by the FDA and be approved by the FDA pursuant to an HDE application. An HDE approval is based on the applicant’s demonstration that there is no comparable device available and that the probable benefit to health from the proposed HUD outweighs the risk of injury or illness from its use, taking into account alternative treatments that are available for the condition or disease. However, a medical device approved pursuant to an HDE is exempt from the effectiveness requirements that would otherwise apply and to which the device would be subject if approved pursuant to a PMA, and clinical studies demonstrating effectiveness are not required to support approval. An approved HDE must be labeled with a disclaimer stating that the effectiveness of the device has not been established. In addition, HUDs that receive HDE approval may not be sold for profit except in limited circumstances. In any case, to sell the device for profit, HDE holders must notify the FDA of the intent to sell for profit and are limited in the number of devices that may be sold for profit on an annual basis. Prior to HUD use following HDE approval, the HDE holder is required to ensure that use of the use of the HUD has been approved by the facility’s IRB. Post-approval clinical studies may also be required. Our total talus spacer is subject to the requirement for a post-approval study as a condition of approval of the HDE.

Modifications to products that are approved through a PMA application generally require FDA approval. Similarly, certain modifications made to products cleared through an HDE require FDA approval, and products cleared through a 510(k) or authorized for marketing pursuant to a de novo classification may require a new 510(k) clearance. The marketing authorization process can be expensive, lengthy and uncertain. The FDA’s 510(k) clearance process usually takes from three to 12 months, but can last longer. The process of obtaining a PMA is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or even longer, from the time the application is submitted to the FDA. In addition, a PMA generally requires the performance of one or more clinical trials. Despite the time, effort and cost, a device may not be approved or cleared by the FDA. Any delay or failure to obtain necessary regulatory clearances or approvals could harm our business. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses for the device, which may limit the market for the device.

In the United States, except for the total talus spacer, we have obtained clearance of all of our non-exempt products through the 510(k) clearance process. Any modification to these products that has not been previously cleared may require us to submit a new 510(k) premarket notification and obtain clearance, or submit a PMA and obtain FDA approval, before implementing the change. Specifically, any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design or manufacture, requires a new 510(k) clearance or, possibly, approval of a PMA. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. We have made modifications to 510(k)-cleared products in the past and have determined based on our review of the applicable FDA regulations and guidance that in certain instances new 510(k) clearances or PMA approvals were not required. We may make modifications or add additional features in the future that we believe do not require a new 510(k) clearance or approval of a PMA. If the FDA disagrees with our determination and requires us to submit new 510(k) premarket notifications or PMA applications for modifications to our previously cleared products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, product introductions or modifications could be delayed or canceled, which could adversely affect our ability to grow our business. The FDA, applicable foreign regulatory authorities and Notified Body can delay, limit or deny clearance, approval or certification of a device for many reasons, including:

•
our inability to demonstrate to the satisfaction of the FDA or the applicable regulatory entity or Notified Body that our products are safe or effective for their intended uses;
•
the disagreement of the FDA or the applicable foreign regulatory body with the design or implementation of our clinical trials or the interpretation of data from pre-clinical studies or clinical trials;
•
serious and unexpected adverse device effects experienced by participants in our clinical trials;
•
our inability to demonstrate that the clinical and other benefits of the device outweigh the risks;
•
the manufacturing process or facilities we use may not meet applicable requirements; and
•
the potential for approval or certification policies or regulations of the FDA or applicable foreign regulatory bodies to change significantly in a manner rendering our clinical data or regulatory filings insufficient for clearance, approval or certification.

Until May 25, 2021, medical devices were regulated by the Council Directive 93/42/EEC (Medical Devices Directive) which has been repealed and replaced by Regulation (EU) No 2017/745 (Medical Devices Regulation) which became effective on May 26, 2021. Our current certificates have been granted and renewed under the Medical Devices Directive. Devices lawfully placed on the market pursuant to the Medical Devices Directive prior to May 26, 2021 may generally continue to be made available on the market or put into service until May 26, 2025, provided that the requirements of the transitional provisions are fulfilled. In particular, the certificate in question must still be valid. However, as of May 26, 2021, we must comply with the Medical Devices Regulation requirements applying in place of the corresponding requirements of the Medical Devices Directive with regard to registration of economic operators and of devices, post-market surveillance, market surveillance and vigilance requirements.

Pursuing marketing of medical devices in the EU will notably require that our devices be certified under the new regime set forth in the Medical Devices Regulation when our current certificates expire.

If we fail to comply with applicable EU legislation, we would be unable to continue to affix the CE mark to our products, which would prevent us from selling them within the EU and the European Economic Area (EEA)(which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland).

Since January 1, 2021, the Medicines and Healthcare Products Regulatory Agency (MHRA) became the sovereign regulatory authority responsible for Great Britain (i.e. England, Wales and Scotland) medical device market according to the requirements provided in the Medical Devices Regulations 2002 (SI 2002 No 618, as amended) that sought to give effect to the three pre-existing EU directives governing active implantable medical devices, general medical devices and in vitro diagnostic medical devices whereas Northern Ireland continues to be governed by EU rules according to the Northern Ireland Protocol. Following the end of the Brexit transitional period on January 1, 2021, new regulations require medical devices to be registered with the MHRA (but manufacturers have been given a grace period of four to 12 months to comply with the new registration process) before being placed on Great Britain market. The MHRA only registers devices where the manufacturer or their United Kingdom Responsible Person has a registered place of business in the United Kingdom. Manufacturers based outside the United Kingdom need to appoint a U.K. Responsible Person that has a registered place of business in the United Kingdom to register devices with the MHRA in line with the grace periods. By July 1, 2023, in Great Britain, all medical devices will require a UKCA (UK Conformity Assessed) mark but CE marks issued by EU notified bodies will remain valid until this time. Manufacturers may choose to use the UKCA mark on a voluntary basis until June 30, 2023. However, UKCA marking will not be recognized in the EU. The rules for placing medical devices on the market in Northern Ireland, which is part of the United Kingdom, differ from those in the rest of the United Kingdom. Compliance with this legislation is a prerequisite to be able to affix the UKCA mark to our products, without which they cannot be sold or marketed in Great Britain.

We also market certain products that are comprised of human cells, tissues and cellular or tissue-based products (HCT/P). In the U.S., we are marketing our HCT/Ps pursuant to Section 361 of the PHSA and 21 CFR Part 1271 of FDA’s regulations. We do not manufacture these HCT/P products, but serve as a distributor for them. So-called Section 361 HCT/Ps are not currently subject to the FDA requirements to obtain marketing authorizations as long as they meet certain criteria provided in FDA’s regulations. HCT/Ps regulated as “361 HCT/Ps” are currently subject to requirements relating to registering facilities and listing products with the FDA, screening and testing for tissue donor eligibility, current good tissue practice requirements, or cGTPs, when processing, storing, labeling and distributing HCT/Ps, including required labeling information, stringent record keeping and adverse event reporting. If we or our suppliers fail to comply with these requirements, we could be subject to FDA enforcement action, including, for example, warning letters, fines, injunctions, product recalls or seizures, and, in the most serious cases, criminal penalties. To be regulated as Section 361 HCT/Ps, these products must meet FDA’s criteria to be considered “minimally manipulated” and intended for “homologous use,” among other requirements. HCT/Ps that do not meet the criteria to be considered Section 361 HCT/Ps are subject to the FDA’s regulatory requirements applicable to medical devices, orthbiologics or drugs. Device, orthobiologic or drug HCT/Ps must comply both with the requirements exclusively applicable to Section 361 HCT/Ps and, in addition, with other requirements, including requirements for marketing authorization. For example, Section 361 HCT/Ps do not require 510(k) clearance, PMA approval, approval of a Biologics License Application, or BLA, or other premarket authorization from FDA before marketing. We believe our HCT/Ps are regulated solely under Section 361 of the PHSA, and therefore, we have not sought or obtained 510(k) clearance, PMA approval, or licensure through a BLA for such HCT/Ps.

The FDA could disagree with our determination that these human tissue products are Section 361 HCT/Ps and could determine that these products are orthobiologics requiring a BLA or medical devices requiring 510(k) clearance or PMA approval, and could require that we cease marketing such products and/or recall them pending appropriate clearance, approval or licensure from the FDA. If we have to cease marketing and/or have to recall any of our Section 361 HCT/P products, our net sales would decrease, which would adversely affect our business, results of operations and financial condition. HCT/Ps that do not meet the criteria of Section 361 are regulated under Section 351 of the PHSA. Unlike Section 361 HCT/Ps, HCT/Ps regulated as “351” HCT/Ps are subject to premarket review and approval by the FDA. In November 2017, the FDA released a guidance document entitled “Regulatory Considerations for Human Cells, Tissues, and Cellular and Tissue—Based Products: Minimal Manipulation and Homologous Use—Guidance for Industry and Food and Drug Administration Staff.” The guidance indicated that the FDA would exercise enforcement discretion, using a risk-based approach, with respect to the IND application and pre-market approval requirements for certain HCT/Ps that it considered to be marketed unlawfully as Section 361 HCT/Ps for a period of 36 months from the issuance date of the guidance to allow manufacturers to pursue submission of an IND application. Under this approach, FDA indicated that high-risk products and uses could be subject to immediate enforcement action. The FDA resumed enforcement of IND and premarket approval requirements with respect to these products as of June 1, 2021

In addition, the FDA may in the future modify the scope of its enforcement discretion with respect to Section 361 HCT/Ps or change its position on which current or future products qualify as Section 361 HCT/Ps, or determine that some or all of our HCT/P products may not be lawfully marketed under the FDA’s policy of enforcement discretion. Any regulatory changes could have adverse consequences for us and make it more difficult or expensive for us to conduct our business by requiring pre-market clearance or approval and compliance with additional post-market regulatory requirements with respect to those products.

Modifications to our marketed medical device products may require new 510(k) clearances, PMA approvals, or certifications or may require us to cease marketing or recall the modified products until clearances, approvals or certifications are obtained.

Modifications to any of our current 510(k)-cleared products may require new regulatory approvals or clearances, including 510(k) clearances or PMAs, or require us to recall or cease marketing the modified systems until these clearances or approvals are obtained. The FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new approval, supplement or clearance. A manufacturer may determine that a modification could not significantly affect safety or efficacy and does not represent a major change in its intended use, so that no new 510(k) clearance is necessary. However, the FDA can review a manufacturer’s decision and may disagree. The FDA may also on its own initiative determine that a new clearance or approval is required. We have made modifications to our products in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing our products as modified, which could require us to redesign our products and/or seek new marketing authorizations and harm our operating results. In these circumstances, we may be subject to significant enforcement actions. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, product introductions or modifications could be delayed or canceled, which could adversely affect our ability to grow our business.

If a manufacturer determines that a modification to an FDA-cleared device could significantly affect its safety or effectiveness, or would constitute a major change in its intended use, then the manufacturer must file for a new 510(k) clearance or possibly a PMA application. Where we determine that modifications to our products requires a new 510(k) clearance or PMA application, we may not be able to obtain those additional clearances or approvals for the modifications or additional indications in a timely manner, or at all. Obtaining clearances and approvals can be a time-consuming process, and delays in obtaining required future clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.

In the EU, we must inform the notified body that carried out the conformity assessment of the medical devices that we market or sell in the EU and EEA of any planned substantial changes to our quality system or substantial changes to our medical devices that could affect compliance with the General safety and performance requirements laid down in Annex I to the Medical Devices Regulation or cause a substantial change to the intended use for which the device has been CE marked. The notified body will then assess the planned changes and verify whether they affect the products’ ongoing conformity with the Medical Devices Regulation. If the assessment is favorable, the notified body will issue a new CE certificate of conformity or an addendum to the existing certificate attesting compliance with the general safety and performance requirements and quality system requirements.

Failure to comply with post-marketing regulatory requirements could subject us to enforcement actions, including substantial penalties, and might require us to recall or withdraw a product from the market.

We are subject to ongoing and pervasive regulatory requirements governing, among other things, the manufacture, marketing, advertising, medical device reporting, sale, promotion, import, export, registration and listing of devices. For example, medical device manufacturers must submit periodic reports to the FDA as a condition of obtaining marketing authorization. These reports include information about failures and certain adverse events associated with the device after its clearance. Failure to submit such reports, or failure to submit the reports in a timely manner, could result in enforcement action by the FDA. Following its review of the periodic reports, the FDA might ask for additional information or initiate further investigation. In addition, any marketing authorizations we are granted are limited to the authorized indications for use. Further, the manufacturing facilities for a product are subject to periodic review and inspection. Subsequent discovery of problems with a product, manufacturer, or manufacturing facility may result in restrictions on the product, manufacturer or manufacturing facility, withdrawal of the product from the market or other enforcement actions.

The regulations to which we are subject are complex and have become more stringent over time. Regulatory changes could result in restrictions on our ability to continue or expand our operations, higher than anticipated costs, or lower than anticipated sales. Plus regulations, such as the FDA and other state and foreign regulatory authorities, have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, state or foreign regulatory authorities, which may include any of the following sanctions:

•
untitled letters or warning letters;
•
fines, injunctions, consent decrees and civil penalties;
•
recalls, termination of distribution, administrative detention or seizure of our products;
•
customer notifications or repair, replacement or refunds;

•
operating restrictions or partial suspension or total shutdown of production;
•
delays in or refusal to grant our requests for future clearances or approvals or foreign marketing authorizations or certifications of new products, new intended uses or modifications to existing products;
•
•
withdrawals or suspensions of our current 510(k) clearances or HDE approval or certifications, resulting in prohibitions on sales of our products;
•
FDA refusal to issue certificates to foreign governments needed to export products for sale in other countries; and
•
criminal prosecution.

Any of these sanctions could result in higher than anticipated costs or lower than anticipated sales and have a material adverse effect on our reputation, business, financial condition and results of operations. In addition, the FDA may change its clearance policies, adopt additional regulations or revise existing regulations or take other actions, which may prevent or delay clearance or approval of our future products under development or impact our ability to modify our currently cleared products on a timely basis. Such changes may also occur in foreign jurisdictions where we market our products. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain new clearances, approvals or certifications, increase the costs of compliance or restrict our ability to maintain our clearances or certifications of our current products.

In addition, we are required to conduct post-market testing and surveillance to monitor the safety or effectiveness of some of our products. Later discovery of previously unknown problems with our products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturing problems, or failure to comply with regulatory requirements such as QSR, may result in changes to labeling, restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls, a requirement to repair, replace or refund the cost of any medical device we manufacture or distribute, fines, suspension of regulatory approvals or certifications, product seizures, injunctions or the imposition of civil or criminal penalties which would adversely affect our business, operating results and prospects.

Legislative or regulatory reforms may have a material adverse effect on us.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulation of medical devices. In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations or take other actions, which may prevent or delay approval or clearance of our future products under development or impact our ability to modify our currently cleared products on a timely basis. Over the last several years, the FDA has proposed reforms to its 510(k) clearance process, and such proposals could include increased requirements for clinical data and a longer review period, or could make it more difficult for manufacturers to utilize the 510(k) clearance process for their products. For example, in November 2018, FDA officials announced steps that the FDA intends to take to modernize the 510(k) premarket notification pathway. Among other things, the FDA announced that it plans to develop proposals to drive manufacturers utilizing the 510(k) pathway toward the use of newer predicates. These proposals include plans to potentially sunset certain older devices that were used as predicates under the 510(k) clearance pathway, and to potentially publish a list of devices that have been cleared on the basis of demonstrated substantial equivalence to predicate devices that are more than 10 years old. In September 2019, the FDA also issued revised final guidance establishing a “Safety and Performance Based Pathway” for “manufacturers of certain well-understood device types” allowing manufacturers to rely on objective safety and performance criteria recognized by the FDA to demonstrate substantial equivalence, obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process. The FDA has developed and maintains a list of device types appropriate for the “safety and performance based” pathway and will continue to develop product-specific guidance documents that identify the performance criteria and recommended testing methodologies for each such device type, where feasible. Some of these proposals have not yet been finalized or adopted, and the FDA announced that it would seek public feedback before publication of any such proposals, and may work with Congress to implement such proposals through legislation. Accordingly, it is unclear the extent to which any proposals, if adopted, could impose additional regulatory requirements on us that could delay our ability to obtain new 510(k) clearances, increase the costs of compliance, or restrict our ability to maintain our current clearances, or otherwise create competition that may negatively affect our business.

In addition, FDA and foreign regulations and guidance are often revised or reinterpreted by the FDA and other foreign authorities’ in ways that may significantly affect our business and our products. Any new statutes, regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of any future products or make it more difficult to obtain clearance, approval or certification for, manufacture, market or distribute our products. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require additional testing before obtaining clearance, approval or certification; changes to manufacturing methods; recall, replacement or discontinuance of our products; or additional record keeping.

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be promulgated that could prevent, limit or delay regulatory clearance, approval or certification of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action, and we may not achieve or sustain profitability.

The EU landscape concerning medical devices in the EU recently evolved. On April 5, 2017, the Medical Devices Regulation was adopted, which repeals and replaces the Medical Devices Directive and the Council Directive 90/385/EEC (the Active Implantable Medical Devices Directive). Unlike directives, which must be implemented into the national laws of the EU member states, the regulations is directly applicable, i.e., without the need for EU member states to implement into national laws, in all EU member states and are intended to eliminate current differences in the regulation of medical devices among EU member States. The Medical Devices Regulation is also applicable in the EEA. The Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices and ensure a high level of safety and health while supporting innovation.

The Medical Devices Regulation became effective on May 26, 2021. The new regulation among other things:

•
strengthens the rules on placing devices on the market (e.g. reclassification of certain devices and wider scope than the Medical Devices Directive) and reinforces surveillance once they are available;
•
establishes explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
•
establishes explicit provisions on importers’ and distributors’ obligations and responsibilities;
•
imposes an obligation to identify a responsible person who is ultimately responsible for all aspects of compliance with the requirements of the new regulation;
•
•
improves the traceability of medical devices throughout the supply chain to the end-user or patient through the introduction of a unique identification number to increase the ability of manufacturers and regulatory authorities to trace specific devices through the supply chain and to facilitate the prompt and efficient recall of medical devices that have been found to present a safety risk;
•
sets up a central database (Eudamed) to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and
•
strengthens rules for the assessment of certain high-risk devices, such as implants, which may have to undergo a clinical evaluation consultation procedure by experts before they are placed on the market.

Devices lawfully placed on the market pursuant to the Medical Devices Directive prior to May 26, 2021 may generally continue to be made available on the market or put into service until May 26, 2025, provided that the requirements of the transitional provisions are fulfilled. In particular, the certificate in question must still be valid. However, even in this case, we must comply with a number of new or reinforced requirements set forth in the Medical Devices Regulation with regard to registration of economic operators and of devices, post-market surveillance, market surveillance and vigilance requirements. These modifications may have an effect on the way we conduct our business in the EU and the EEA.

In addition, in response to perceived increases in health care costs in recent years there have been and continue to be proposals by the federal government, state governments, regulators and third-party payors to control these costs and, more generally, to reform the U.S. health care system. Certain of these proposals could limit the prices we will be able to charge for our products or the amount of reimbursement available for our products and could limit the acceptance and availability of our products.

In March 2010, the federal government enacted the ACA. Among other provisions, the ACA established new value-based payment programs, increased funding of comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination (such as bundled physician and hospital payments). Also, Medicare payments to providers are subject to a 2% reduction per fiscal year, effective on April 1, 2013 and will remain in effect through 2030, with the exception of a temporary suspension from May 1,

2020 through March 31, 2022 and a 1% payment reduction from April 1, 2022 to June 30, 2022, unless additional Congressional action is taken.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to health care, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other health care reform measures of the Biden administration will impact our business. There are additional state and federal health care reform measures under consideration that may be adopted in the future which could have a material adverse effect on our industry generally and on our customers. We cannot predict what health care programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation. However, any regulatory and legal changes that lower reimbursement for our products, increase taxes on our medical devices, increase cost containment pressures on us or others in the health care sector or reduce medical procedure volumes could adversely affect our business, financial condition, results of operations or cash flows.

Our products must be manufactured in accordance with federal and state quality regulations and are subject to FDA and foreign inspection, and our failure to comply with these regulations could result in fines, product recalls, product liability claims, limits on future product clearances, reputational damage and other adverse impacts.

The methods used in, and the facilities used for, the manufacture of our products must comply with the FDA’s Quality System Regulation (QSR) and foreign requirements which are complex regulatory schemes that cover the procedures and documentation of the design, testing, production, process controls, quality assurance, labeling, packaging, handling, storage, distribution, installation, servicing and shipping of medical devices. Furthermore, we are required to verify that our suppliers maintain facilities, procedures and operations that comply with our quality standards and applicable regulatory requirements. The FDA, foreign regulatory authorities and notified bodies enforce the QSR through periodic announced or unannounced inspections or audits of medical device manufacturing facilities, which may include the facilities of subcontractors.

We or our third-party manufacturers may not take the necessary steps to comply with applicable regulations, which could cause delays in the delivery of our products. In addition, failure to comply with applicable FDA or foreign regulatory requirements or later discovery of previously unknown problems with our products or manufacturing processes could result in, among other things: (i) warning letters or untitled letters; (ii) fines, injunctions or civil penalties; (iii) suspension or withdrawal of approvals, clearances or certifications; (iv) customer notifications or repair, replacement, refunds, detention, seizures or recalls of our products; (v) total or partial suspension of production or distribution; (vi) administrative or judicially imposed sanctions; (vii) the FDA’s or foreign authorities or notified body’s refusal to grant pending or future clearances, approvals or certifications for our products; (viii) clinical holds; (ix) refusal to permit the import or export of our products; and (x) criminal prosecution of us or our employees. Any of these actions could significantly and negatively impact supply of our products. If any of these events occurs, our reputation could be harmed, we could be exposed to product liability claims and we could lose customers and suffer reduced revenue and increased costs.

The misuse or off-label use of our products may harm our reputation in the marketplace, result in injuries that lead to product liability suits or result in costly investigations, fines or sanctions by regulatory bodies if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business.

Except for our total talus spacer, which is authorized for marketing under a HDE, and our orthobiologics such as our PRESERVE Bone Graft System, which are regulated as HCT/Ps, our marketed products are either Class II medical devices cleared by the FDA for specific indications or they are Class I exempt for general orthopaedic use. We have no products that are Class III medical devices. We train our marketing personnel and direct sales force to not promote our devices for uses outside of the FDA or foreign-authorized indications for use, known as “off-label uses.” We cannot, however, prevent a physician from using our devices off-label, when in the physician’s independent professional medical judgment he or she deems it appropriate. There may be increased risk of injury to patients if physicians attempt to use our devices off-label. Furthermore, the use of our devices for indications other than those cleared, approved or certified by the FDA or notified body may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.

If the FDA or foreign regulatory authorities determines that our promotional materials or training constitute promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance or imposition of an untitled letter, which is used for violators that do not necessitate a warning letter, injunction, seizure, civil fine or criminal penalties. We could face similar consequences from action by foreign regulatory bodies. It is also possible that other federal, state or foreign enforcement authorities might take action under other regulatory authority, such as false claims laws, if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil and administrative penalties, damages, fines, disgorgement, exclusion from participation in government health care programs and the curtailment of our operations.

In addition, physicians may misuse our products or use improper techniques if they are not adequately trained, potentially leading to injury and an increased risk of product liability. If our devices are misused or used with improper technique, we may become subject to costly litigation by our customers or their patients. As described above, product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizeable damage awards against us that may not be covered by insurance.

Our medical device products may cause or contribute to adverse medical events or be subject to failures or malfunctions that we are required to report to the FDA or foreign regulatory authorities, and if we fail to do so, we would be subject to sanctions that could harm our reputation, business, financial condition and results of operations. The discovery of serious safety issues with our products, or a recall of our products either voluntarily or at the direction of the FDA or another governmental authority, could have a negative impact on us.

We are subject to the FDA’s medical device reporting regulations and similar foreign regulations, which require us to report to the FDA and similar foreign regulations when we receive or become aware of information that reasonably suggests that one or more of our medical device products may have caused or contributed to a death or serious injury or malfunctioned in a way that, if the malfunction were to recur, it could cause or contribute to a death or serious injury. The timing of our obligation to report is triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events of which we become aware within the prescribed timeframe. We may also fail to recognize that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of the product. If we fail to comply with our reporting obligations, the FDA or foreign regulatory authorities could take action, including warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of our device clearance, approval or certification, seizure of our products or delay in clearance, approval or certification of future products.

The FDA and foreign regulatory bodies have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. The FDA’s authority to require a recall must be based on a finding that there is reasonable probability that the device could cause serious injury or death. We may also choose to voluntarily recall a product if any material deficiency is found. A government-mandated or voluntary recall by us could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing defects, labeling or design deficiencies, packaging defects or other deficiencies or failures to comply with applicable regulations. Product defects or other errors may occur in the future. Depending on the corrective action we take to redress a product’s deficiencies or defects, the FDA or foreign regulatory authorities may require, or we may decide, that we will need to obtain new clearances, approvals, or certifications for the device before we may market or distribute the corrected device. Seeking such clearances, approvals, or certifications may delay our ability to replace the recalled devices in a timely manner. Moreover, if we do not adequately address problems associated with our devices, we may face additional regulatory enforcement action, including FDA or foreign regulatory authorities warning letters, product seizure, injunctions, administrative penalties or civil or criminal fines.

Companies are required to maintain certain records of recalls and corrections, even if they are not reportable to the FDA or foreign authorities. We may initiate voluntary withdrawals or corrections for our products in the future that we determine do not require notification of the FDA or foreign authorities. If the FDA or foreign authorities disagree with our determinations, it could require us to report those actions as recalls and we may be subject to enforcement action. A future recall announcement could harm our reputation with customers, potentially lead to product liability claims against us and negatively affect our sales. In addition, we have had in the past, and may in the future, reports of adverse events associated with our products and procedures. While inherent in the medical device and surgical industry, frequent adverse events can lead to reputational harm and negatively affect our sales. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business and may harm our reputation and financial results.

Disruptions at the FDA, other government agencies and notified bodies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, cleared, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA, foreign regulatory authorities and notified bodies to review and clear, approve, or certify new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s or other bodies' ability to hire and retain key personnel and accept the payment of user fees and other events that may otherwise affect the FDA’s or other bodies' ability to perform routine functions. Average review times at the FDA or other bodies' have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA, other agencies and notified bodies may also slow the time necessary for medical devices or modifications to cleared or authorized medical devices to be reviewed by necessary government agencies or certified by notified bodies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States have adopted may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on business.

In the EU, notified bodies must be officially designated to certify products and services in accordance with the Medical Devices Regulation. While several notified bodies have been designated, the COVID-19 pandemic has significantly slowed down their designation process and the current designated notified bodies are facing a large amount of requests given the transitioning to the new regulation as a consequence of which review times have lengthened. This situation could impact our ability to grow our business in the EU and EEA.

The clinical study process is lengthy and expensive with uncertain outcomes, and the results of earlier studies may not be predictive of future clinical trial results, or provide favorable safety or efficacy data for our products.

We cannot guarantee our on-going post-market clinical studies, or any other clinical study we may conduct or sponsor in the future, will be successful, and such clinical studies could be lengthy and expensive to conduct. Clinical testing is difficult to design and implement, can take many years, can be expensive and carries uncertain outcomes. Clinical studies must be conducted in accordance with the laws and regulations of the FDA, other applicable regulatory authorities’ and foreign authorities’ legal requirements, regulations or guidelines, and are subject to oversight by these governmental agencies and institutional review board or other reviewing bodies at the medical institutions where the clinical studies are conducted. Furthermore, we rely, and in the future may continue to rely upon, on contract research organizations (CROs), and clinical study sites to ensure the proper and timely conduct of our clinical studies and while we have agreements governing their committed activities, we have limited influence over their actual performance. To the extent our collaborators or the CROs fail to enroll participants for our clinical studies, fail to conduct the study to required good clinical practice standards or are delayed for a significant time in the execution of studies, including achieving full enrollment, we may be affected by increased costs, program delays or both.

The initiation and completion of any of clinical studies may be prevented, delayed or halted for numerous reasons, which could adversely affect the costs, timing or successful completion of our clinical studies. In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical studies. Any of these occurrences may significantly harm our business, financial condition and prospects.

Furthermore, patient enrollment in clinical studies and completion of patient follow-up depend on many factors, including the size of the patient population, the nature of the study protocol, the proximity of patients to clinical sites, the eligibility criteria for the clinical study, patient compliance, competing clinical studies and clinicians’ and patients’ perceptions as to the potential advantages of the product being studied in relation to other available therapies, including any new treatments that may be approved for the indications we are investigating.

If the third parties on which we rely to conduct our clinical studies and to assist us with pre-clinical development do not perform as required or expected, we may not be able to obtain regulatory clearance, approval or certification for or commercialize our products.

We may not have the ability to independently conduct our pre-clinical and clinical studies for our future products and we may need to rely on third parties, such as CROs, medical institutions, collaborators, clinical investigators and contract laboratories to conduct such trials. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for products in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of study sponsors, principal investigators and study sites.

If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical studies may be deemed unreliable and the FDA or comparable foreign regulatory authorities or other bodies may require us to perform additional clinical studies before clearing or approving our marketing applications or certifying our products. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our future clinical trials complies with the GCP regulations. To the extent our collaborators or the CROs fail to enroll participants for our clinical studies, fail to conduct the study to GCP standards or are delayed for a significant time in the execution of trials, including achieving full enrollment, including on account of the outbreak of infectious disease, such as the COVID-19 pandemic, or otherwise, we may be affected by increased costs, program delays or both, any resulting data may be unreliable or unusable for regulatory purposes, and we may be subject to enforcement action.

If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if these third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our pre-clinical development activities or clinical studies may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval or certification for, or successfully commercialize, our products on a timely basis, if at all, and our business, operating results and prospects may be adversely affected.

Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations and financial condition.

In the course of our operations, we may collect, use, store, disclose, transfer and otherwise process an increasing volume of personal information, including from our employees and third parties with whom we conduct business. We and our partners may be subject to federal, state and foreign data protection laws and regulations (i.e., laws and regulations that address data privacy and security). In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy laws and consumer protection laws and regulations (e.g., Section 5 of the FTC Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our partners. We may also be subject to U.S. federal rules, regulations and guidance concerning data security for medical devices, including guidance from the FDA. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended. Depending on the facts and circumstances, we could be subject to significant penalties if we obtain, use or disclose individually identifiable health information maintained by a HIPAA-covered entity or business associate in a manner that is not authorized or permitted by HIPAA. The regulatory framework for data privacy and security worldwide is continuously evolving and developing and, as a result, interpretation and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future.

Certain states have also adopted comparable privacy and security laws and regulations that govern the privacy, processing and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, California enacted the California Consumer Privacy Act (CCPA) on June 28, 2018, which went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. Further, the California Privacy Rights Act (CPRA), recently passed in California. The CPRA significantly amends the CCPA and will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

In the EU, the European Union General Data Protection Regulation (GDPR) went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater.

Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States; in July 2020, the Court of Justice of the European Union (CJEU) limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-US Privacy Shield Framework for purposes of international transfers and imposing further restrictions on use of the standard contractual clauses (SCCs). The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. The new SCCs apply only to the transfer of personal data outside of the EEA and not the UK; the UK’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021 and laid its proposal before Parliament, with the UK SCCs expected to come into force in March 2022, with a two-year grace period. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Relatedly, following the United Kingdom’s (UK) withdrawal from the EEA and the EU, and the expiry of the transition period, from January 1, 2021, companies have had to comply with both the GDPR and the GDPR as incorporated into UK national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how the UK data protection laws and regulations will develop in the medium to longer term. The European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EU member states to the UK without additional safeguards. However, the United Kingdom adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/ extends that decision. If we do not comply with our obligations under the GDPR and the UK data protection laws, we could be exposed to the fines discussed above. In addition, we may be the subject of litigation and/or adverse publicity, which could adversely affect our business, results of operations and financial condition.

In addition to government regulation, privacy advocates and industry groups have and may in the future propose self-regulatory standards from time to time. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards. We expect that there will continue to be new proposed laws and regulations concerning data privacy and security, and we cannot yet determine the impact such future laws, regulations and standards may have on our business.

We make public statements about our use and disclosure of personal information through our privacy policies, information provided on our website and press statements. Although we endeavor to comply with our public statements and documentation, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policies and other statements that provide promises and assurances about data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair or misrepresentative of our actual practices. Any concerns about our data privacy and security practices, even if unfounded, could damage the reputation of our business and harm our business, financial condition and results of operations.

Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation and adversely affect our business and results of operations. In addition, if our practices are not consistent, or viewed as not consistent, with legal and regulatory requirements, including changes in laws, regulations and standards or new interpretations or applications of existing laws, regulations and standards, we may also become subject to audits, inquiries, whistleblower complaints, adverse media coverage, investigations, criminal or civil sanctions, all of which may harm our business, financial condition and results of operations.

Risks Related to Ownership of Our Common Stock

Prior to our initial public offering, there was no prior public market for our common stock and an active trading market may never develop or be sustained, which may cause shares of our common stock to trade at a discount from the initial public offering price and make it difficult to sell the shares of common stock you purchase.

Prior to the public offering in October 2021, there was no public market for our common stock and an active public market for our shares may not develop or be sustained post offering. It is possible that an active trading market will not develop or, if developed, that any market will not be sustained, which would make it difficult for you to sell your shares of common stock at an attractive price or at all. The lack of an active market may impair the value of your shares or your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses or technologies or in-license new product candidates using our shares as consideration. Furthermore, although our common stock has been listed on the NYSE, there can be no guarantee that we will continue to satisfy the continued listing standards of the NYSE. If we fail to satisfy these listing standards, we could be de-listed, which would have a negative effect on the price of our common stock.

The market price of our common stock may be volatile, which could result in substantial losses for investors that purchase our common stock.

The initial public offering price for our common stock was determined through negotiations with the underwriters. This initial public offering price differs from the market price of our common stock after the offering. As a result, it may not be possible to sell our common stock at or above the initial public offering price.

Some of the factors that may cause the market price of our common stock to fluctuate include:

•
delays or setbacks in the ongoing commercialization of our foot and ankle products and procedures;
•
the success of existing or new competitive products or technologies;
•
regulatory or legal developments in the United States and other countries;
•
developments or disputes concerning patent applications, issued patents or other proprietary rights;
•
the recruitment or departure of key personnel;
•
the commencement of litigation;
•
actual or anticipated changes in estimates as to financial condition and results of operations;
•
announcement or expectation of additional financing efforts;
•
announcements by us or our competitors of significant business developments, acquisitions, new offerings, licenses, strategic partnerships, joint ventures or capital commitments;
•
the impact of COVID-19 or other pandemics on the performance of elective procedures;
•
the impact of political instability, natural disasters, events of terrorism and or war, such as the war between Ukraine and Russia, and the corresponding tensions created from such conflict between Russia, the United States and countries in Europe as well as other countries such as China;
•
sales of our common stock by us, our insiders or other stockholders;
•
expiration of market standoff or lock-up agreements;
•
variations in our financial results or those of companies that are perceived to be similar to us;
•
changes in estimates or recommendations by securities analysts, if any, that cover our stock;
•
changes in the structure of health care payment systems;

•
market conditions in the medical device sectors;
•
changes in the anticipated future size and growth rate of our market;
•
the seasonality of our business;
•
an increase in the rate of returns of our products or an increase in warranty claims;
•
general economic, industry and market conditions, including economic recessions or slowdowns; and
•
the other factors described in this “Risk Factors” section.

In recent years, the stock market in general, and the market for medical device companies in particular, has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. Further, the stock market in general has been highly volatile due to the COVID-19 pandemic and political uncertainty in the United States. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. These fluctuations may be even more pronounced in the trading market for our stock shortly following our initial public offering. Following periods of such volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Because of the potential volatility of our stock price, we may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

If our operating and financial performance in any given period does not meet any guidance that we provide to the public, the market price of our common stock may decline.

We have provided public guidance on our expected operating and financial results for future periods. Any such guidance will be comprised of forward-looking statements subject to the risks and uncertainties described in this Annual Report on Form 10-K and in our other public filings and public statements. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty. If, in the future, our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our common stock may decline. Even if we do issue public guidance, there can be no assurance that we will continue to do so in the future.

If securities analysts do not publish research or reports about our business or if they publish negative or inaccurate research about our business, our common stock price and trading volume could decline.

Our stock price and trading volume will be influenced by the way analysts and investors interpret our financial information and other disclosures. The trading market for our common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If the number of analysts that cover us declines, demand for our common stock could decrease and our common stock price and trading volume may decline.

Regardless of accuracy, unfavorable interpretations of our financial information and other public disclosures could have a negative impact on our stock price. If our financial performance fails to meet analyst estimates, for any of the reasons discussed above or otherwise, or one or more of the analysts who cover us downgrade our common stock or change their opinion of our common stock, our stock price would likely decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

A significant portion of our total outstanding shares is restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our common stock to decline significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, upon the expiration of the market standoff and lock-up agreements, the early release of these agreements or the perception in the market that the holders of a large number of shares of our common stock intend to sell shares, could reduce the market price of our common stock. As of December 31, 2021, we have 76,447,287 shares outstanding. Of these shares, the 8,984,375 shares sold in the initial public offering may be resold in the public market immediately, unless purchased by our affiliates. The remaining shares, or 88.2% of our outstanding shares, are currently prohibited or otherwise restricted under securities laws, market standoff agreements entered into by our directors, officers and stockholders with us, or lock-up agreements entered into by our stockholders with the underwriters. However, subject to applicable securities law restrictions and excluding shares of restricted stock that will remain unvested, prohibitions and restrictions on the sale of these shares in the public market will be lifted beginning 180 days after October

14, 2021. BofA Securities, Inc. and Piper Sandler & Co. may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements at any time and for any reason.

In addition, shares issued upon the exercise of stock options outstanding under our equity incentive plans, or pursuant to future awards granted under those plans, will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market standoff and lock-up agreements, and Rule 144 and Rule 701 under the Securities Act. See the section titled “Shares Eligible for Future Sale” for additional information.

We also plan to register all shares of our common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates and the lock-up agreements described in the section titled “Underwriting.” If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

We have not paid dividends in the past and do not expect to pay dividends in the future, and, as a result, any return on investment may be limited to the appreciation in the price of our stock.

We have never paid cash dividends and do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends will depend on our earnings, capital requirements, financial condition, prospects for future earnings and other factors our board of directors may deem relevant. In addition, our term loan agreement limits our ability to, among other things, pay dividends or make other distributions or payments on account of our common stock, in each case subject to certain exceptions. If we do not pay dividends, our stock may be less valuable because a return on your investment will only occur if our stock price appreciates and you then sell our common stock. There is no guarantee that our common stock will appreciate or even maintain the price at which our holders have purchased it. In addition, our loan agreements limit our ability to pay dividends or make other distributions or payments on account of our common stock, in each case subject to certain exceptions.

Future sales and issuances of our capital stock or rights to purchase capital stock could result in additional dilution of the percentage ownership of our stockholders and could cause the price of our common stock to decline.

We may issue additional securities. Future sales and issuances of our capital stock or rights to purchase our capital stock could result in dilution to our existing stockholders. We may sell common stock, convertible securities, and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time to fund operations, develop new products, accelerate other strategies, make acquisitions or support other activities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings. If we sell any such securities in subsequent transactions, investors may be materially diluted. New investors to such subsequent transactions could gain rights, preferences, and privileges senior to those of holders of our common stock.

Insiders have substantial influence over us, which could limit your ability to affect the outcome of key transactions, including a change of control.

Our directors, officers, holders of more than 5% of our outstanding stock and their respective affiliates as of December 31, 2021 beneficially own shares representing 67% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

Anti-takeover provisions in our third amended and restated certificate of incorporation and amended and restated bylaws, and Delaware law, could discourage a change in control of our company or a change in our management.

Our third amended and restated certificate of incorporation and by laws contain provisions that might enable our management to resist a takeover. These provisions include:

•
a classified board of directors;
•
advance notice requirements applicable to stockholders for matters to be brought before a meeting of stockholders and requirements as to the form and content of a stockholders’ notice;
•
a supermajority stockholder vote requirement for amending certain provisions of our amended and restated certificate of incorporation and bylaws;

•
the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer;
•
allowing a supermajority of stockholders to remove directors only for cause;
•
a requirement that the authorized number of directors may be changed only by resolution of the board of directors;
•
allowing all vacancies, including newly created directorships, to be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum, except as otherwise required by law;
•
eliminate cumulative voting in elections of directors;
•
a requirement that our stockholders may only take action at annual or special meetings of our stockholders and not by written consent;
•
limiting the forum to Delaware for certain litigation against us; and
•
limiting the persons that can call special meetings of our stockholders to our board of directors, the chairperson of our board of directors, the chief executive officer or the president, in the absence of a chief executive officer.

These provisions might discourage, delay or prevent a change in control of our company or a change in our management. The existence of these provisions could adversely affect the voting power of holders of common stock and limit the price that investors might be willing to pay in the future for shares of our common stock. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law (the DGCL), which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our third amended and restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law.

In addition, as permitted by Section 145 of the DGCL, our amended and restated bylaws and our indemnification agreements that we have entered into with our directors and officers provide that:

•
We will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful.
•
We may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law.
•
We are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification.
•
We will not be obligated pursuant to our amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification.
•
The rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons.
•
We may not retroactively amend our amended and restated bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.

Our third amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ abilities to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our third amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware (or, in the event that the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of fiduciary duty, any action asserting a claim against us arising pursuant to the DGCL, our third amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine; provided that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware. Our third amended and restated certificate of incorporation and amended and restated bylaws also provide that the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action against any defendant arising under the Securities Act. Such provisions are intended to benefit and may be enforced by us, our officers and directors, employees and agents, including the underwriters and any other professional or entity who has prepared or certified any of this Annual Report on Form 10-K. The choice of forum provisions will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

We believe these provisions may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims or make such lawsuits more costly for stockholders, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. If a court were to find one or more of the choice of forum provisions that are contained in our amended and restated certificate of incorporation and amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could seriously harm our business.

General Risk Factors

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Furthermore, a severe or prolonged economic downturn, including a recession or depression resulting from the current COVID-19 pandemic, political disruption or geopolitical conflicts such as the war between Ukraine and Russia, including any sanctions or other actions resulting therefrom, could result in a variety of risks to our business, including weakened demand for our procedures or products and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption, including any international trade disputes, could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our potential products. Any of the foregoing could seriously harm our business, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could seriously harm our business.

Our operations are vulnerable to interruption or loss due to natural or other disasters, power loss, strikes and other events beyond our control.

A major hurricane, fire or other disaster (such as a major flood, earthquake or terrorist attack) affecting our headquarters or our other facilities, or facilities of our suppliers and manufacturers, could significantly disrupt our operations, and delay or prevent product shipment or installation during the time required to repair, rebuild or replace our suppliers’ and manufacturers’ damaged facilities, which delays could be lengthy and costly. We opened a new headquarters facility in Englewood, Colorado, to support our commercial expansion, education and training programs. Our facilities, equipment and inventory would be costly to replace and could require substantial lead time to repair or replace. If any of our customers’ facilities are negatively impacted by a disaster, shipments of our products could be delayed. Additionally, customers may delay purchases of our products until operations return to normal. Even if we are able to quickly respond to a disaster, effects of the disaster could create some uncertainty in the operations of our business.

Concerns about terrorism, the effects of a terrorist attack or political turmoil could have a negative effect on our operations, those of our suppliers and manufacturers and our customers.

Litigation against us could be costly and time-consuming to defend and could result in additional liabilities.

We may from time to time be subject to legal proceedings and claims that arise in the ordinary course of business or otherwise, such as claims brought by our customers in connection with commercial disputes and employment claims made by our current or former employees. Claims may also be asserted by or on behalf of a variety of other parties, including government agencies, patients or vendors of our customers, or stockholders. Further, in the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities, and this risk is especially relevant to industries that experience significant stock price volatility. Any litigation involving us may result in substantial costs, operationally restrict our business, and may divert management’s attention and resources, which may negatively affect our business, financial condition and results of operations.

The requirements of being a public company may divert our management’s attention from our growth strategies and other business concerns.

As a public company, we are subject to the reporting requirements of the Exchange Act and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd- Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the NYSE and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time consuming or costly and increase demand on our systems and resources. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal controls over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from executing our growth strategies and managing other business concerns and, which could have a material adverse effect on our business, financial condition and results of operations. Although we have hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses. Additionally, as a public company, it is more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

We will incur significant costs as a result of operating as a public company and our executive management team expects to devote substantial time to public company compliance programs.

As a public company, we will incur significant legal, accounting and other expenses due to our compliance with regulations and disclosure obligations applicable to us, including compliance with the Sarbanes-Oxley Act, as well as rules implemented by the SEC and the NYSE. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact, in ways we cannot currently anticipate, the manner in which we operate our business. Our executive management team and other personnel will devote a substantial amount of time to these compliance programs and monitoring of public company reporting obligations and as a result of the new corporate governance and executive compensation related rules, regulations and guidelines prompted by the Dodd-Frank Wall Street Reform and Consumer Protection Act, and further regulations and disclosure obligations expected in the future, we will likely need to devote additional time and costs to comply with such compliance programs and rules. These rules and regulations will cause us to incur significant legal and financial compliance costs and will make some activities more time-consuming and costly.

We have identified material weaknesses in our internal control over financial reporting and may experience material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, as a result of which, we may not be able to accurately report our financial condition or results of operations which may adversely affect investor confidence in us and, as a result, the value of our common stock.

As a result of becoming a public company, we are required, under Section 404 of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ended December 31, 2022. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.

We are further enhancing internal controls, processes and related documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective.

In connection with the preparation of our financial statements for the years ended December 31, 2021, 2020 and 2019, management identified certain material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified during the audit process relate to the fact that we did not design or maintain an effective control environment, with the primary contributing factor being lack of adequate staffing with the appropriate technical accounting competency, training and experience to account for more complex accounting matters. This deficiency also resulted in inconsistently established authorities and responsibilities, including inadequate segregation of duties, and also contributed to the following additional deficiencies (each of which individually represents a material weakness) in our internal control over financial reporting.

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

To remedy the identified material weaknesses, we have implemented and continue to implement, several measures, including, among others:

•
hiring additional and qualified technical accounting and reporting personnel with significant knowledge and experience with U.S. GAAP and SEC financial reporting requirements;
•
establishing and designing internal financial reporting processes;
•
designing a control framework to ensure effective segregation of duties;
•
working on designing and implementing controls over the enterprise resource planning system we implemented earlier in 2021 to, among other things, automate certain controls, enforce segregation of duties and facilitate the review of journal entries.

If we fail to remediate the material weakness, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. The effectiveness of our controls and procedures may be limited by a variety of factors, including:

•
faulty human judgment and simple errors, omissions or mistakes;
•
fraudulent action of an individual or collusion of two or more people;
•
inappropriate management override of procedures; and
•
•
the possibility that any enhancements to controls and procedures may still not be adequate to assure timely and accurate financial control.

Our management and independent registered public accounting firm did not perform an evaluation of our internal control over financial reporting during any period in accordance with the provisions of Sarbanes-Oxley Act. Had we performed an evaluation and had our independent registered public accounting firm performed an audit of our internal control over financial reporting in accordance with the provisions of Sarbanes-Oxley Act, additional control deficiencies amounting to material weaknesses may have been identified. We are in the very early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404(a) of Sarbanes-Oxley Act. We may not be able to complete our evaluation, testing or any required remediation in a timely fashion. If we fail to comply with Section 404(a) or to remedy these material weaknesses or identify new material weaknesses by the time we have to issue that report, we will not be able to certify that our internal controls over financial reporting are effective, which may cause investors to lose confidence in our financial statements, and the trading price of our common stock may decline. If we fail to remedy any material weakness, our financial statements may be inaccurate, our access to the capital markets may be restricted and the trading price of our common stock may suffer.

We are subject to U.S. anti-bribery, anti-corruption, and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act, as well as export control, customs laws sanctions and other trade laws and regulations (collectively, the Trade Laws). We can face serious consequences for violations.

As we grow our international presence and global operations, we will be increasingly exposed to trade and economic sanctions and other restrictions imposed by the United States, the European Union and other governments and organizations. The U.S. Departments of Justice, Commerce, State and Treasury and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws, the U.S. Foreign Corrupt Practices Act (FCPA), and other federal statutes and regulations, including those established by the Office of Foreign Assets Control (OFAC). In addition, the U.K. Bribery Act of 2010 (Bribery Act) prohibits both domestic and international bribery, as well as bribery across both private and public sectors. An organization that fails to prevent bribery by anyone associated with the organization can be charged under the Bribery Act unless the organization can establish the defense of having implemented adequate procedures to prevent bribery. These anti-corruption laws generally prohibit companies and their employees, agents and intermediaries from authorizing, promising, offering or providing, directly or indirectly, corrupt or improper payments or anything else of value to recipients in the public or private sector. We can be held liable for the corrupt or illegal activities of our agents and intermediaries, even if we do not explicitly authorize or have actual knowledge of such activities. We are also subject to other U.S. laws and regulations governing export controls, as well as economic sanctions and embargoes on certain countries and persons.

Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences. Likewise, any investigation of potential violations of Trade Laws could also have an adverse impact on our reputation, our business, results of operations and financial condition.

We cannot assure you that our policies and procedures are or will be sufficient or that directors, officers, employees, representatives, consultants and agents have not engaged and will not engage in conduct for which we may be held responsible, nor can we assure you that our business partners have not engaged and will not engage in conduct that could materially affect their ability to perform their contractual obligations to us or even result in our being held liable for such conduct. Violations of the FCPA, OFAC restrictions, the Bribery Act or other export control, anti-corruption, anti-money laundering and anti-terrorism laws or regulations may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, financial condition and results of operations.

We, along with our suppliers, are dependent on various information technology systems, and failures of, interruptions to, or unauthorized tampering of those systems could have a material adverse effect on our business.

We and our suppliers rely extensively on information technology systems, networks and services, including internet sites, data hosting and processing facilities and tools, physical security system and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided or used by third-parties or their vendors, to conduct business. These systems include, but are not limited to, ordering and managing materials from suppliers, converting materials to finished products (suppliers), shipping products to customers, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, providing data security and other processes necessary to manage our business.

A significant breakdown, invasion, corruption, destruction or interruption of critical information technology systems or infrastructure, by our workforce, others with authorized access to our systems or unauthorized persons could negatively impact operations. The use of cloud-based computing creates opportunities for the unintentional dissemination or intentional destruction of confidential information stored in our or our third-party providers’ systems, portable media or storage devices. Despite the implementation of security measures, our information technology systems and those of our contractors, consultants and collaborators have been and are vulnerable to damage from cyberattacks, “phishing” attacks, intentional or accidental actions or omissions to act that cause vulnerabilities, computer viruses and malware, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if our systems are damaged or cease to function properly due to any number of causes, ranging from catastrophic events to power outages to security breaches, and our business continuity plans do not effectively compensate timely, we may suffer interruptions in our ability to manage operations, and would also be exposed to a risk of loss, including financial assets or litigation and potential liability, which could materially adversely affect our business, financial condition, results of operations and prospects.

We cannot assure you that any limitations of liability provisions in our contracts would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim relating to a security lapse or breach. While we maintain certain insurance coverage, including cyber insurance, our insurance may be insufficient or may not cover all liabilities incurred by such attacks. We also cannot be certain that our insurance coverage will be adequate for data handling or data security liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceeds available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results and reputation.

Our insurance policies are expensive and protect us only from some business risks, which leaves us exposed to significant uninsured liabilities.

We do not carry insurance for all categories of risk that our business may encounter. We presently have general liability, workers’ compensation, directors’ and officers’ and product liability insurance coverage, which is subject to deductibles and coverage limitations. If we are unable to obtain insurance at an acceptable cost or on acceptable terms or otherwise protect against potential product liability claims, we could be exposed to significant liabilities. A product liability claim, recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could negatively affect our business, financial condition and results of operations. We do not carry specific hazardous waste insurance coverage, and our property, casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from hazardous waste exposure or contamination. Accordingly, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended. Additionally, we do not carry cyber insurance, which may expose us to certain potential losses for damages or result in penalization with fines in an amount exceeding our resources.

We also expect that operating as a public company will make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, on our board committees or as executive officers. We do not know, however, if we will be able to maintain existing insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would negatively affect our business, financial condition and results of operations.

Our results may be impacted by changes in foreign currency exchange rates.

A significant proportion of our sales are outside of the United States, and a majority of those are denominated in foreign currencies, which exposes us to foreign currency risks, including changes in currency exchange rates. We do not currently engage in any hedging transactions. If we are unable to address these risks and challenges effectively, our international operations may not be successful, and our business could be harmed.

Governmental export or import controls could limit our ability to compete in foreign markets and subject us to liability if we violate them.

Our products may be subject to U.S. export controls. Governmental regulation of the import or export of our products, or our failure to obtain any required import or export authorization for our products, when applicable, will harm our international sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our products may create delays in the introduction of our products in international markets or, in some cases, prevent the export of our products to some countries altogether. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments and persons targeted by U.S. sanctions. If we fail to comply with export and import regulations and such economic sanctions, we may be fined or other penalties could be imposed, including a denial of certain export privileges. Moreover, any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export our products to existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell access to our products would likely negatively affect our business, financial condition and results of operations.

Changes in tax laws or regulations that are applied adversely to us or our customers may seriously harm our business.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of any of our future domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us, possibly on a retroactive basis.

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” generally defined as a cumulative change of more than 50 percentage points (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards (the NOLs) and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We may have experienced ownership changes in the past, and we may experience ownership changes as a result of future shifts in our equity ownership, some of which may be outside our control. As a result, our ability to use our pre-change federal NOLs and other tax attributes to offset future taxable income and taxes could be subject to limitations. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we achieve profitability, which could adversely affect our business, financial condition and cash flows.

As international expansion of our business occurs, it will expose us to market, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.

Our long-term strategy is to increase our international presence. This strategy may include establishing and maintaining physician outreach and education capabilities outside of the United States and expanding our relationships with international payers. Doing business internationally involves a number of risks, including:

•
difficulties in staffing and managing our international operations;
•
increased competition as a result of more products and procedures receiving regulatory approval or otherwise free to market in international markets;
•
export restrictions, trade regulations and foreign tax laws;
•
fluctuations in currency exchange rates;
•
difficulties in developing effective marketing campaigns in unfamiliar foreign countries;
•
multiple, conflicting and changing laws and regulations such as tax laws, privacy laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;
•
reduced or varied protection for intellectual property rights in some countries;

•
obtaining foreign certification and regulatory clearance where required in various countries;
•
requirements to maintain data and the processing of that data on servers located within such countries;
•
complexities associated with managing multiple payer reimbursement regimes, government payers or patient self-pay systems;
•
customs clearance and shipping delays;
•
limits on our ability to penetrate international markets if there is a preference for locally produced products or if we are required to manufacture our products locally;
•
financial risks, such as longer payment cycles, difficulty collecting accounts receivable, foreign tax laws and complexities of foreign value-added tax systems, the effect of local and regional financial pressures on demand and payment for our products and exposure to foreign currency exchange rate fluctuations;
•
•
restrictions on the site-of-service for use of our products and the economics related thereto for physicians, providers and payers;
•
natural disasters, political and economic instability, including wars such as the war between Ukraine and Russia as well as any sanctions or other actions resulting therefrom, terrorism, political unrest, outbreak of disease (including the impact of the COVID-19 pandemic), boycotts, curtailment of trade and other market restrictions; and
•
regulatory and compliance risks that relate to maintaining accurate information and control over activities subject to regulation under the United States Foreign Corrupt Practices Act of 1977, or FCPA, U.K. Bribery Act of 2010 and comparable laws and regulations in other countries.

Any of these factors could significantly harm our future international expansion and operations and, consequently, have a material adverse effect on our business, financial condition and results of operations.

Our business could be negatively impacted by corporate citizenship and ESG matters and/or our reporting of such matters.

Institutional, individual, and other investors, proxy advisory services, regulatory authorities, consumers and other stakeholders are increasingly focused on environmental, social and governance, or ESG, practices of companies. As we look to respond to evolving standards for identifying, measuring, and reporting ESG metrics, our efforts may result in a significant increase in costs and may nevertheless not meet investor or other stakeholder expectations and evolving standards or regulatory requirements, which may negatively impact our financial results, our reputation, our ability to attract or retain employees, our attractiveness as a service provider, investment, or business partner, or expose us to government enforcement actions, private litigation, and actions by stockholders or stakeholders.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in Englewood, Colorado, where we lease and occupy approximately 105,000 square feet of office space. We are currently in the process of purchasing the building in addition to expanding a portion of the facility not currently in use. We also maintain offices domestically in Michigan and New Jersey and internationally in Ireland and South Africa. We believe that our existing facilities are sufficient for our near-term needs.

Item 3. Legal Proceedings

On March 23, 2018, Wright Medical, which was subsequently acquired by Stryker Corporation, filed the Wright Complaint against us in the United States District Court for the District of Colorado, Case No. 18-cv-00691-STV. The Wright Complaint, as amended, asserts that we (i) have infringed and continue to infringe nine Wright Medical patents (the Wright Asserted Patents), (ii) have misappropriated and continue to misappropriate Wright Medical trade secrets and confidential material, (iii) have and are unfairly competing with Wright Medical, and (iv) have intentionally interfered with Wright Medical contracts. The Wright Complaint, as amended, requests customary remedies for the claims raised, including (a) a judgment that we have infringed the Wright Medical patents and misappropriated, used and disclosed Wright Medical’s trade secrets, (b) a permanent injunction preventing us from further engaging in the alleged misconduct, including infringing the Wright Medical patents, from manufacturing, selling or distributing products that allegedly infringe such Wright Medical patents and from misappropriating Wright Medical’s trade secrets and confidential information, (c) damages, including punitive and statutory enhanced damages, (d) attorneys’ fees, (e) interest on any foregoing sums, and (f) any relief as the court deems just and equitable, which could include future royalty payments. We filed a motion to dismiss certain of Wright Medical’s claims, which the Court granted-in-part on September 30, 2019. The parties have completed fact discovery and expert discovery for Wright’s claims. On August 28, 2021, the Court granted our motion for leave to file counterclaims against Wright for abuse of process and tortious interference with contracts and reopened discovery. The parties are scheduled to complete discovery on our counterclaims in early April, 2022. The parties are currently scheduled to complete summary judgment briefing by June 15, 2022. No trial has been set, but the Court noted that due to COVID-related backlog the case would likely not be tried until the fourth quarter of 2022 or first quarter of 2023.

We currently believe that we have substantial and meritorious defenses to Wright Medical’s claims and intend to vigorously defend our position, including through the trial and appellate stages if necessary. The outcome of any litigation, however, is inherently uncertain and there can be no assurance that the outcome of the case or the costs of litigation, regardless of outcome, will not have a material adverse effect on our business. In addition to Wright Medical’s claims set forth above, we received in December 2021 an additional complaint from Wright Medical covering patents different than the Wright Asserted Patents. While the proceedings in connection with such complaint are in early stages, we do not at this time believe they represent a material liability to our company.

In connection with, the Wright Complaint, on March 28, 2019, we challenged the patentability of some of the Wright Asserted Patents through four Inter Partes Review (IPR) proceedings instituted with the Patent and Trial and Appeal Board of the United States Patent and Trademark Office (PTAB). On September 23, 2020 and October 1, 2020, we prevailed before the PTAB and those decisions were affirmed by the United States Court of Appeals for the Federal Circuit.

In addition to the above, we may in the ordinary course of business face various claims brought by third parties and we may, from time to time, make claims or take legal actions to assert our rights, including intellectual property rights as well as claims relating to employment matters and the safety or efficacy of our products. Any of these claims could cause us to incur substantial costs and, while we generally believe that we have adequate insurance to cover many different types of liabilities, our insurance carriers may deny coverage, may be inadequately capitalized to pay on valid claims, or our policy limits may be inadequate to fully satisfy any associated costs, damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our operations, cash flows and financial position. Additionally, any such claims, whether or not successful, could damage our reputation and business

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock has traded on The New York Stock Exchange under the symbol “FNA” since October 15, 2021. Prior to that, there was no public market for our common stock.

Stock Performance Graph

The following graph compares the cumulative total stockholder return of an investment in (1) our common stock, (2) the cumulative total returns to the Russell 2000 index and (3) the cumulative total returns to the S&P 500 Health Care Index, for the period from October 15, 2021 (the date our common stock began trading) through December 31, 2021. The graph assumes an initial investment of $100 and that all dividends were reinvested. Such returns are based on historical results and are not indicative of future financial performance.

	10/15/21	10/21	11/21	12/21
Paragon 28, Inc.	$100.00	$112.45	$100.27	$94.55
Russell 2000	$100.00	$104.25	$99.91	$102.14
S&P 500 Health Care	$100.00	$105.16	$102.01	$111.17

Stockholders

As of March 2, 2022, there were 197 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our capital stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors, subject to applicable laws and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

See the section titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance

Sales of Unregistered Securities

From January 1, 2021 through December 31, 2021, we sold and issued

•
3,457,069 shares of common stock (such share number has been adjusted, as appropriate, for the 1.0-for-5.0 forward stock split of our common stock that occurred on October 8, 2021) at a weighted-average purchase price of $14.62 per share to employees, directors and consultants for aggregate proceeds to us of approximately $50.5 million upon the exercise of stock options.

Use of Proceeds from Public Offering of Common Stock

On October 19, 2021, we completed our IPO and issued 8,984,375 shares of our common stock, which includes an additional 1,171,875 shares of our common stock purchased by the underwriters pursuant to their option to purchase additional shares, at an initial offering price of $16.00 per share. We received net proceeds from the initial public offering of approximately $129.4 million, after deducting underwriting discounts and commissions of approximately $10.0 million and offering expenses of approximately $4.3 million. None of the expenses associated with the initial public offering were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates. BofA Securities, Inc. and Piper Sandler & Co. acted as book-running managers for the IPO.

There has been no material change in the planned use of proceeds from our initial public offering as described in the related prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act. We invested the funds received in cash equivalents and other marketable securities in accordance with our investment policy.

Issuer Purchases of Equity Securities

None

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes thereto included elsewhere in this Annual Report on form 10-K. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors" within this Annual Report on Form 10-K.

Overview

We are a leading medical device company exclusively focused on the foot and ankle orthopedic market and we are dedicated to improving patient lives. Our innovative orthopedic solutions, procedural approaches and instrumentation cover a wide range of foot and ankle ailments including fracture fixation, bunions, hammertoe, ankle, progressive collapsing foot deformity (PCFD) or flatfoot, charcot foot and orthobiologics. To treat these painful, debilitating or even life-threatening conditions, we provide a comprehensive portfolio of solutions that includes surgical implants and disposables, as well as surgical instrumentation. Our broad suite of surgical solutions comprises 73 product systems, including approximately 9,100 SKUs to help fit the specific needs of each patient. We design each of our products with both the patient and surgeon in mind, with the goal of improving outcomes, reducing ailment recurrence and complication rates, and making the procedures simpler, consistent and reproducible. We believe our passion, expertise, and exclusive focus in the foot and ankle market has allowed us to better understand the needs of our patients and physicians, which has enabled us to create innovations and enhanced solutions that disrupt and transform the foot and ankle market. As a result, we have experienced significant growth and momentum in our business.

We established Paragon 28 in 2010 as a company exclusively dedicated to the foot and ankle market. Since then, we have developed a comprehensive portfolio of foot and ankle surgical systems and procedural techniques designed to address the primary conditions requiring treatment in the foot and ankle, including fracture fixation; bunions; hammertoe; ankle; PCFD or flatfoot; charcot foot; and orthobiologics. Smart 28, the company’s ecosystem of enabling technologies for pre-operative planning, intra-operative support, and post-operative evaluation, was augmented by the Additive Orthopaedics acquisition in 2021 and the Disior acquisition in the first quarter of 2022. With the Additive acquisition, we acquired the only 3-D printed, patient specific total talus spacer authorized for marketing pursuant to an approved HDE application, plus a proprietary, pre-operative surgical planning platform. With Disior, we acquired a leading three-dimensional analytics pre-operative planning software company based in Helsinki, Finland. These transactions broadened our capabilities within the pre-operative and intra-operative stages of the foot and ankle continuum of care. We expect to continue to invest in Smart 28 to improve foot and ankle patient outcomes.

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

Net revenue was $147.5 million for the year ended December 31, 2021 compared to $111.0 million for the year ended December 31, 2020.

Net loss was $13.7 million for the year ended December 31, 2021 compared to net income of $3.5 million for the year ended December 31, 2020.

Adjusted EBITDA was $3.1 million for the year ended December 31, 2021 compared to $13.8 million for the year ended December 31, 2020. Adjusted EBITDA is not a financial measure under U.S. generally accepted accounting principles (GAAP). See “—Non-GAAP Financial Measures” for an explanation of how we compute this non-GAAP financial measure and for the reconciliation to the most directly comparable GAAP financial measure.

As of December 31, 2021 and 2020, we had cash of $109.4 million and $17.5 million, respectively, and retained earnings (deficit) of $(0.5) million and $12.4 million, respectively. Our primary sources of capital from inception through December 31, 2021 have been from cash flows from operations, proceeds from our Series A and Series B private equity offerings, proceeds from our public offering and proceeds from our credit facilities.

On October 19, 2021, we completed our initial public offering of 8,984,375 shares of our common stock, at a price to the public of $16.00 per share. The gross proceeds from the initial public offering were approximately $143.8 million, before deducting underwriting discounts and commissions and estimated offering expenses payable by us. The net proceeds after deducting underwriting discounts and commissions were $133.7 million. We incurred $4.3 million of offering expenses that were initially classified as deferred IPO costs and then reclassed to offset against proceeds for the year ended December 31, 2021. Upon the completion of the IPO, all convertible preferred stocks then outstanding, including 13,812,500 shares of our Series A convertible preferred stock and 6,608,700 shares of our Series B convertible preferred stock, converted into an aggregate of 20,421,200 shares of common stock. The $2.3 million of accrued cash dividends for the Series B convertible preferred stock were not declared by the board and consequently reversed upon conversion.

We believe that our existing cash and available debt borrowings will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months.

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

Continued Commercial Expansion in the United States and International Markets

In sales and marketing, we are also dedicating meaningful resources to expand our commercial team in the United States and in international markets. Our top commercial priorities in the United States include sales force expansion, expansion of our surgeon customer base, sales force channel productivity and increasing surgeon utilization. Our top commercial priorities in the international markets include expanding our market share in existing countries and targeting new countries where we can maximize strong average selling price (ASP) and margins. Our current expansion targets include Brazil, Colombia, Japan, Mexico, Sweden, Taiwan and Costa Rica, and we are exploring potential future opportunities in India. This process requires significant education and training for our commercial team to achieve the level of technical competency with our products that is expected by physicians and to gain experience building demand for our products. Upon completion of the training, our commercial team typically requires time in the field to grow their network of accounts and increase their productivity to the levels we expect. Successfully recruiting, training and retaining additional sales representatives will be required to achieve growth, which will require significant investments by us.

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

Impact of COVID-19 Pandemic

In response to COVID-19, certain states within the United States implemented shelter-in-place rules requiring certain businesses not deemed “essential,” to close and requiring elective procedures to be delayed. As a result, our revenue growth was adversely impacted particularly from March 2020 through May 2020 when such shelter-in-place restrictions were largely eased. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the United States and international economies. Further, the prevalence of new and potentially more contagious variants, such as the Delta and Omicron variants, continue to create uncertainty for the duration and impact of the pandemic. The COVID-19 pandemic continues to have a material impact on our business and we cannot reasonably estimate the length or severity of this pandemic and its impact on the number of surgical procedures, in particular elective procedures, that are performed.

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

Reconciliation Between GAAP and Non-GAAP Measure

We define Adjusted EBITDA as net income before interest expense, income tax expense, depreciation and amortization, stock-based compensation expense, non-recurring expenses and certain other non-cash expenses. For a full reconciliation of Adjusted EBITDA for the years ended December 31, 2021, 2020, and 2019 to the most comparable GAAP financial measure, please see the following table.

	Years Ended December 31,
	2021	2020
	(in thousands)
Net income (loss)	$(13,693)	$3,498
Interest expense	1,719	602
Income tax expense (benefit)	713	1,527
Depreciation and amortization expense	8,987	6,384
Stock based compensation expense	4,948	1,808
PPP Loan Forgiveness (1)	—	(3,747)
Excess and obsolete inventory expense related to supply chain disruption (2)	—	3,702
Change in fair value of earnout liability (3)	440	—
Adjusted EBITDA	$3,114	$13,774

(1)
Represents non-recurring other income received in connection with the forgiveness of the PPP Loan.
(2)
Represents non-recurring excess and obsolete inventory expense caused by supply chain purchasing process disruption during the COVID-19 pandemic.
(3)
Represents non-cash change in the fair value of earnout liability from acquisition date to December 31, 2021.

Components of Our Results of Operations

Net Revenue

We derive our revenue from the sale of our foot and ankle orthopedic solutions, primarily implants. We also record as revenue any amounts billed to customers for shipping costs and record as cost of goods sold the actual shipping costs. We have elected to exclude from the measurement of the transaction price all taxes, such as sales, use, value-added, assessed by government authorities and collected from a customer. Therefore, revenue is recognized net of such taxes. No single customer accounted for 10% or more of our net revenue in the years ended December 31, 2021, 2020 and 2019. We expect our net revenue to increase in the foreseeable future as we expand our sales territories, add new customers and increase the utilization of our products by our existing customers, though net revenue may fluctuate from quarter to quarter due to a variety of factors, including availability of reimbursement, the size and success of our sales force, the number of hospitals and physicians who are aware of and use our products and seasonality.

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

We expect selling, general, and administrative expenses to continue to increase in the foreseeable future as we continue to grow our business, though it may fluctuate from quarter to quarter. We also expect our administrative expenses, including stock-based compensation expense, to increase as we increase our headcount and expand our facilities and business processes to support our operations as a public company. Additionally, we anticipate increased expenses related to audit, legal, regulatory and tax-related services associated with being a public company, compliance with exchange listing and SEC requirements, director and officer insurance premiums and investor relations costs. We also expect to see an increase in our stock-based compensation expense with the establishment of the equity plans that became effective in connection with our initial public offering and related grants either in the form of restricted stock units or options. In addition, we expect to continue to incur significant legal expenses related to the Wright Medical Litigation. Our selling, general and administrative expenses may fluctuate from period to period due to the seasonality of our business and as we continue to add direct sales territory managers in new territories.

Interest Expense

Interest expense consists of interest incurred and amortization of financing costs during the reported periods.

Results of Operations

For the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the period presented below:

	Years Ended December 31,		Change
	2021	2020	Amount	%
	(in thousands)
Net revenue	$147,464	$110,981	$36,483	33%
Cost of goods sold	28,024	25,099	2,925	12%
Gross profit	119,440	85,882	33,558	39%
Operating expenses
Research and development	16,128	11,171	4,957	44%
Selling, general, administrative	114,087	72,641	41,446	57%
Total operating expenses	130,215	83,812	46,403	55%
Operating income (loss)	(10,775)	2,070	(12,845)	(621)%
Other income (expense)	(486)	3,557	(4,043)	(114)%
Interest expense	(1,719)	(602)	(1,117)	186%
Income (loss) before income taxes	(12,980)	5,025	(18,005)	(358)%
Income tax expense (benefit)	713	1,527	(814)	(53)%
Net income (loss)	(13,693)	3,498	(17,191)	(491)%

The following table represents total net revenue by geographic area, based on the location of the customer for the years ended December 31, 2021 and 2020, respectively.

	Years Ended December 31,
	2021	2020
United States	$130,112	$100,547
International	17,352	10,434
Total net revenue	$147,464	$110,981

Net Revenue. Net revenue increased $36.5 million, or 33%, from $111.0 million in the year ended December 31, 2020 to $147.5 million in the same period in 2021. The increase in net revenue was due to a $29.6 million or 29% increase in U.S. net revenue that was largely driven by an increase in the number of producing U.S. sales representatives and a higher amount of revenue generated on average per producing sales representative. The increased revenue generated on average per producing sales representative was primarily driven by new product offerings, medical education for both surgeons and sales representatives, and higher surgical volumes due to decreased COVID-19 surgical deferrals or cancellations. International revenue increased $6.9 million or 66% due to volume increases in our three largest international markets of Australia, South Africa, and the United Kingdom.

Cost of Goods Sold and Gross Profit Margin. Cost of goods sold increased $2.9 million, or 12%, from $25.1 million in the year ended December 31, 2020 to $28.0 million in the same period in 2021. The increase in cost of goods sold was primarily due to increased variable costs of goods sold resulting from higher sales volume. Gross profit margin for the year ended December 31, 2021 increased to 81.0%, compared to 77.4% in the same period of 2020. The increase was primarily due to a $3.7 million, or 3.3% of net revenue, excess and obsolete inventory expense in 2020 resulting from disruption in supply chain purchasing processes during the COVID-19 pandemic.

Research and Development Expenses. Research and development expenses increased $5.0 million, or 44%, from $11.2 million in the year ended December 31, 2020 to $16.1 million in the same period in 2021. The increase in research and development expenses was primarily due to additional investments in new product development efforts and our quality management system, including increased personnel expenses due to increased headcount.

Selling, General, and Administrative Expenses. Selling, general and administrative expenses increased $41.4 million, or 57%, from $72.6 million for the year ended December 31, 2020 to $114.1 million in the same period in 2021. The increase in selling, general, and administrative expenses was primarily due to increased sales and marketing expenses, including U.S. commission expenses related to higher net revenue, investments in the expansion of our U.S. sales force, increased medical education events, increased surgical instrument depreciation expense, increased general and administrative expenses comprised primarily comprised of personnel expenses including stock based compensation expense, third party legal, accounting, and information technology services expenses and other increased expenses related to becoming a publicly traded company.

Interest Expense. Interest expense increased to $1.7 million for the year ended December 31, 2021 from $0.6 million for the year ended December 31, 2020 primarily due to higher levels of outstanding debt.

Liquidity and Capital Resources

As of December 31, 2021 and 2020, we had cash of $109.4 million and $17.5 million, respectively, and retained earnings (deficit) of $(0.5) million and $12.4 million, respectively. Our primary sources of capital from inception through December 31, 2021 have been from cash flows from operations, proceeds from our Series A and Series B private equity offerings, proceeds from our public equity offering, and proceeds from our credit facilities.

On October 19, 2021, we completed our initial public offering of 8,984,375 shares of our common stock, which includes the purchase by the underwriters of their full option to acquire 1,171,875 additional shares of our common stock, at a price to the public of $16.00 per share. The gross proceeds from the initial public offering were approximately $143.8 million, before deducting underwriting discounts and commissions and estimated offering expenses payable by us. The net proceeds after deducting underwriting discounts and commissions were $133.7 million. In addition, we incurred $4.3 million of offering expenses that were initially classified as deferred IPO costs and then reclassed to offset against proceeds for the year ended December 31, 2021.

On May 6, 2021, we entered into a new credit agreement with Midcap Financial Trust (Midcap) to provide up to $70.0 million in total borrowings, including a $30.0 million revolving loan and a $40.0 million deferred draw term loan, secured by our intellectual property and other assets, and used a portion of proceeds to repay our former term loan agreement. At December 31, 2021, we have $10.0 million of Midcap debt outstanding under the Midcap Term Loan (defined below) and $0 under the Midcap Revolving Loan (defined below). We believe that our existing cash, additional available borrowings under our Midcap credit facility and expected revenues will be sufficient to meet our capital requirements and fund our operations for the next 12 months. However, we may decide to raise additional financing to support further growth of our operations.

Long-Term Obligations

Vectra Bank Colorado Loan Agreements

On March 27, 2020, we entered into an Amended and Restated VBC Loan Agreement (the New VBC Loan Agreement) with Vectra Bank Colorado (VBC). The New VBC Loan Agreement refinanced our previously existing Term Loan and existing Buyout Loan into a single term loan in the aggregate principal amount of $6.8 million (the New 2020 Term Loan) and increased the maximum principal amount of the existing Revolving Loan to $15.0 million (the New 2020 Revolving Loan). The maturity date for both loans was September 30, 2020 and was subsequently extended to October 5, 2023. We repaid the New 2020 Loans in 2021 in connection with entering into the Midcap Term Loan Agreement.

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

The Midcap Loan Agreements are secured by all of our assets and personal property, including all goods, equipment, inventory, cash, intellectual property, and certificates of deposit. The Midcap Loan Agreements include customary conditions to borrowing, events of default, and covenants, including affirmative covenants and negative covenants that restrict our and our subsidiaries’ ability to, among other things, incur additional indebtedness, create or incur liens, merge or consolidate with other companies, liquidate or dissolve, sell or transfer assets, pay dividends or make distributions, subject to certain exceptions. The Midcap Loan Agreements require us to maintain minimum net product sales and minimum consolidated EBITDA, (each term as defined in the Midcap Loan

Agreements), for the preceding twelve month period. As of December 31, 2021, we were in compliance with all financial covenants under the Midcap Loan Agreements.

Contractual Obligations

As of December 31, 2021 the company leased office space under a long-term lease agreement expiring in 2029. Future minimum lease payments through the lease term were $8.1 million. Subsequently, in January 2022, the Company purchased the building and terminated the lease agreement; therefore, as of the date of this Annual Report on Form 10-K there is no remaining future obligation.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for the periods presented below:

	Years Ended December 31,		Change
	2021	2020	Amount	%
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(3,317)	$1,111	$(4,428)	(399)%
Investing activities	(35,490)	(10,318)	(25,172)	(244)%
Financing activities	131,096	24,012	$107,084	446%
Effect of exchange rate changes of cash	(438)	86	(524)	(609)%
Net (decrease) increase in cash	$91,851	$14,891	$76,960	517%

Net Cash Provided by Operating Activities

Net cash used in operating activities for the year ended December 31, 2021 was $3.3 million, consisting primarily of net loss of $13.7 million plus non-cash expenses of $19.2 million, which primarily consisted of $9.0 million of depreciation and amortization, $2.8 million provision for excess and obsolete inventory, and $4.9 million of stock-based compensation expense, and negative changes in working capital of $8.8 million, including a $11.1 million increase in inventory primarily due to purchases of inventory and a $6.5 million increase in accounts receivable offset partially by an increase in accounts payable of $3.4 million and an increase in accrued expenses and other current liabilities of $7.1 million.

Net cash provided by operating activities for 2020 was $1.1 million, consisting primarily of net income of $3.5 million plus non-cash expenses of $18.4 million, which primarily consisted of $6.4 million of depreciation and amortization, $7.5 million provision for excess and obsolete inventory and $1.8 million of stock-based compensation expense, and negative changes in working capital of $20.8 million, including $14.8 million of inventory purchases and a $6.2 million reduction in accounts payable.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2021 was $35.5 million, consisting primarily of our purchase of the assets of Additive Orthopedics for $15.0 million and purchases of property and equipment of $18.3 million, primarily consisting of purchases of surgical instrumentation.

Net cash used in investing activities for 2020 was $10.3 million, consisting primarily of surgical instrumentation purchases.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2021 was $131.1 million, consisting primarily of $129.4 million of net proceeds from our IPO and $10.0 million of proceeds from the Midcap Term Loan, which was partially offset by other long-term debt repayments of $6.0 million and the payment of $3.1 million in debt issuance costs.

Net cash provided by financing activities in 2020 was $24.0 million, consisting of $38.1 million of net proceeds from equity transactions, including $36.0 million of proceeds, net of issuance costs, from our Series B preferred equity financing, offset partially by net debt repayments of $14.1 million.

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

The following discussion addresses our most critical accounting estimates, which are those that are most important to our financial condition and results of operations and require our most difficult, subjective and complex judgments.

Revenue Recognition

We account for revenue in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Revenue is generated primarily from the sale of our implants and disposables and, to a much lesser extent, from the sale of our surgical instrumentation. We sell our products through employee sales personnel, and independent sales representatives in the U.S. Outside the U.S. sales are through independent sales representatives and to stocking distributors. We have consignment agreements with certain distributors and hospitals. Our customers are primarily hospitals and surgery centers.

Revenue is recorded when our performance obligation is satisfied which is when our customers take title of the product, and typically when the product is used in surgery. We generally have written contracts with our customers which incorporate pricing and our standard terms and conditions. Any discounts we offer are outlined in our customer agreements. As the discounts are known at the time of purchase, no estimates are required at the time of revenue recognition. Shipping and handling costs are recorded as cost of goods sold and amounts billed to customers for shipping and handling costs are recorded in revenue. We record as revenue any amounts billed to customers for shipping and handling costs and record as cost of goods sold the actual shipping costs incurred. We have elected to exclude from the measurement of the transaction price all taxes (e.g., sales, use, value-added) assessed by government authorities and collected from a customer. Therefore, revenue is recognized net of such taxes. We have elected to use the practical expedient allowed under ASC 606 to account for shipping and handling activities that occur after the customer has obtained control of a promised good as fulfillment costs rather than as an additional promised service and, therefore, we do not allocate a portion of the transaction price to a shipping service obligation. Commissions to sales agents for the sales exceeding their quotas are classified as incremental costs of obtaining a contract as such costs would not have been incurred if the contract was not signed. We have elected to use the practical expedient to expense such costs that should be capitalized as the amortization period of the costs would be less than one year.

Due to the nature of our products, returns are minimal and an estimate for returns is not material. The timing of revenue recognition may differ from the timing of invoicing to our customers. We have recorded unbilled accounts receivable involving management judgement related to this timing difference of $3,637 and $3,273 as of December 31, 2021 and December 31, 2020, respectively.

Inventories, Net

Inventories are considered finished goods and are purchased from third party contract manufacturers. These inventories consist of implants, hardware, and consumables and are held in our warehouse, with third-party independent sales representatives or distributors, or consigned directly with hospitals.

Inventories are stated at the lower of cost (weighted average cost basis) or net realizable value. When sold, inventory is relieved at weighted average cost. We evaluate the carrying value of our inventories in relation to the estimated forecast of product demand, which takes into consideration the life cycle of the product. A significant decrease in demand or development of products could result in an increase in the amount of excess inventory on hand, which could lead to additional charges for excess and obsolete inventory. The Company estimates a reserve for obsolete and slow-moving inventory based on current inventory levels, historical sales and future projected demand. Charges for excess and obsolete inventory are included in Cost of goods sold and were $2,850, $7,467 and $1,712 for the years ended December 31, 2021, 2020, and 2019, respectively. The inventory reserve was $19,374 and $16,771 as of December 31, 2021 and 2020, respectively.

The need to maintain substantial levels of inventory impacts our estimates for excess and obsolete inventory. Each of our implant systems are designed to include implantable products that come in different sizes and shapes to accommodate the surgeon’s needs related to the patient’s anatomical size. Typically, a small number of the set components are used in each surgical procedure. Certain components within each set may become obsolete before other components based on the usage patterns. We adjust inventory values, as needed, to reflect these usage patterns and life cycle.

Stock-Based Compensation

All stock-based awards to employees and nonemployee contractors, including any grants of stock, stock options, restricted stock units (“RSU”), performance stock units ("PSU") and the option to purchase common stock under the Employee Stock Purchase Plan (“ESPP”), are measured at fair value at the grant date and recognized over the relevant vesting period in accordance with the ASC Topic 718 (“ASC 718”). Stock-based awards to non-employees are recognized as a selling, general and administrative expense over the period of performance. Such awards are measured at fair value at the date of grant. In addition, for awards that vest immediately, the awards are measured at fair value and recognized in full at the grant date.

The Company estimates the fair value of each stock-based award containing service and/or performance conditions on the grant date using the Black-Scholes option valuation model which incorporates assumptions as to stock price volatility, the expected life of the options, risk-free interest rate and dividend yield. Before the IPO, there was no active external or internal market for our common stock. Thus, it was not possible to estimate the expected volatility of our stock price in estimating fair value of options granted. Accordingly, as a substitute for such volatility, the Company used the historical volatility of the common stock of other companies in the same industry over a period commensurate with the expected term of the options awarded. The Company will continue to apply this method until a sufficient amount of historical information regarding the volatility of its stock price becomes available. The Company uses the simplified method of calculation for estimating expected term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate that dividends will be distributed in the near future. Forfeitures are recorded as they occur, and when they occur compensation expense previously recognized is reversed in the period of the forfeiture. Option awards are generally granted with an exercise price equal to the fair value of the Company’s common stock at the date of grant.

Subsequent to the initial public offering, the fair value of the Company’s common stock underlying its equity awards is based on the quoted market price of the Company’s common stock on the grant date. Prior to the initial public offering, because there was no public market for the Company’s common stock, the fair value of the common stock underlying the stock awards has historically been determined at the time of grant of the stock option by considering a number of objective and subjective factors, including sales of common stocks, third-party valuations performed, important developments in the Company’s operations, actual operating results and financial performance, the conditions in the medical device industry and the economy in general, and the stock price performance, volatility of comparable public companies, and an assumption for a discount for lack of marketability, among other factors.

Income Taxes

The income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. The Company is subject to income taxes in the United States, Ireland, and South Africa. Significant judgments and estimates are required in the determination of the consolidated income tax provision.

Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions. ASC No. 740 states that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, on the basis of its technical merits. The Company records unrecognized tax benefits as liabilities in accordance with ASC 740 and adjusts these liabilities when management’s judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

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

Recently Issued Accounting Pronouncements

See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for new accounting pronouncements not yet adopted as of the date of this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

We will remain an emerging growth company until the earliest of (i) the last day of our first fiscal year in which we have total annual gross revenues of $1.07 billion or more, (ii) the last day of the first fiscal year in which we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, with at least $700.0 million of equity securities held by non-affiliates as of the end of the last business day of the second quarter of that fiscal year, (iii) the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities, or (iv) the last day of our fiscal year after the fifth anniversary of the date of the completion of our initial offering.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Paragon 28, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Paragon 28, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive (loss) income, convertible preferred series equity and stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Denver, Colorado

March 8, 2022

We have served as the Company's auditor since 2020.

PARAGON 28, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of December 31,
	2021	2020
ASSETS
Current assets:
Cash	$109,352	$17,501
Trade receivables, less allowance for doubtful accounts of $1,032 and $1,296, respectively	25,939	19,972
Inventories, net	40,241	32,226
Income taxes receivable	920	1,479
Other current assets	3,078	617
Total current assets	179,530	71,795

Property and equipment, net	32,181	22,363

Intangible assets, net	16,505	3,325
Goodwill	6,329	—

Deferred income taxes	—	100

Total assets	$234,545	$97,583

LIABILITIES, CONVERTIBLE PREFERRED SERIES EQUITY & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,028	$8,812
Accrued expenses	18,232	10,052
Other current liabilities	1,929	469
Current maturities of long-term debt	153	2,231
Income taxes payable	615	504
Total current liabilities	33,957	22,068

Long-term liabilities:
Long-term debt net, less current maturities	7,476	4,030
Other long-term liabilities	840	—
Deferred income taxes	78	—
Total liabilities	42,351	26,098

Commitments and contingencies (Note 14)

Convertible preferred series equity:
Series A convertible preferred stock, $0.01 par value, $0 cumulative preferred dividends, as of December 31, 2021 and December 31, 2020, respectively; 0 shares and 13,812,500 shares authorized, issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	—	4,250
Series B convertible preferred stock, $0.01 par value, $0 and $812 cumulative preferred dividends as of December 31, 2021 and December 31, 2020, respectively; 0 and 6,608,700 shares authorized, issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	—	36,842

Stockholders' equity:
Common stock, $0.01 par value, 300,000,000 and 72,187,845 shares authorized; 77,360,806 and 47,567,010 shares issued, and 76,447,287 and 46,738,540 shares outstanding as of December 31, 2021 and December 31, 2020, respectively	763	467
Additional paid-in-capital	197,868	22,107
Retained earnings (accumulated deficit)	(463)	12,418
Accumulated other comprehensive income	8	823
Treasury stock, at cost; 913,519 and 828,470 shares as of December 31, 2021 and December 31, 2020, respectively	(5,982)	(5,422)
Total stockholders' equity	192,194	30,393
Total liabilities, convertible preferred series equity & stockholders' equity	$234,545	$97,583

The accompanying notes are an integral part of these consolidated financial statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Net revenue	$147,464	$110,981	$106,280
Cost of goods sold	28,024	25,099	18,832
Gross profit	119,440	85,882	87,448

Operating expenses
Research and development costs	16,128	11,171	10,297
Selling, general, and administrative	114,087	72,641	74,435
Total operating expenses	130,215	83,812	84,732

Operating (loss) income	(10,775)	2,070	2,716

Other (expense) income
Other (expense) income	(486)	3,557	(98)
Interest expense	(1,719)	(602)	(648)
Total other (expense) income	(2,205)	2,955	(746)

(Loss) income before income taxes	(12,980)	5,025	1,970
Income tax expense (benefit)	713	1,527	(1,147)

Net (loss) income	$(13,693)	$3,498	$3,117
Less: cumulative dividends on Series B convertible preferred stock	—	(812)	—
Net (loss) income attributable to common stockholders	$(13,693)	$2,686	$3,117
Foreign currency translation adjustment	(815)	817	(38)
Comprehensive (loss) income	$(14,508)	$3,503	$3,079
Weighted average number of common stock outstanding:
Basic	52,916,711	43,510,185	42,499,735
Diluted	52,916,711	60,406,180	61,462,410
Net (loss) income per share attributable to common stockholders:
Basic	$(0.26)	$0.06	$0.07
Diluted	$(0.26)	$0.04	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net (loss) income	$(13,693)	$3,498	$3,117
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	8,961	6,384	4,202
Allowance for doubtful accounts	1,022	636	300
Provision for excess and obsolete inventories	2,821	7,467	1,712
Stock-based compensation	4,948	1,808	1,754
Amortization of debt issuance costs	576	134	85
Change in fair value of earnout liabilities	440	—	—
Deferred income taxes	170	1,307	(1,115)
Loss on disposal of property and equipment	237	554	545
Other	31	113	(26)
Changes in other assets and liabilities, net of acquisitions:
Accounts receivable	(6,461)	386	(5,221)
Inventories	(11,098)	(14,831)	(3,560)
Other current assets	(2,468)	944	(618)
Accounts payable	3,431	(6,238)	8,430
Accrued expenses and other current liabilities	7,095	(815)	3,098
Income tax receivable/payable	671	(236)	(405)
Net cash (used in) provided by operating activities	(3,317)	1,111	12,298

Cash flows from investing activities
Purchases of property and equipment	(18,296)	(9,653)	(17,261)
Proceeds from sale of property and equipment	799	522	580
Purchases of intangible assets	(2,993)	(1,187)	(773)
Acquisition of Additive Orthopaedics	(15,000)	—	—
Net cash used in investing activities	(35,490)	(10,318)	(17,454)

Cash flows from financing activities
Proceeds from issuance of note payable - related party	—	—	3,000
Payments on note payable - related party	—	(3,000)	—
Proceeds from revolving credit facility	—	—	780
Payments on revolving credit facility	—	(9,821)	—
Proceeds from issuance of long-term debt	10,000	458	8,885
Payments on long-term debt	(6,034)	(1,686)	(2,200)
Payments of debt issuance costs	(3,139)	(53)	(150)
Proceeds from issuance of common stock	1,001	1,842	—
Proceeds from IPO, net of issuance costs	129,384	—
Proceeds from issuance of Series B capital stock, net of issuance costs	—	36,030	—
Payments on treasury stock repurchased	(561)	(1,538)	(3,885)
Proceeds from exercise of stock options	445	1,780	115
Net cash provided by financing activities	131,096	24,012	6,545

Effect of exchange rate changes on cash	(438)	86	29
Net increase in cash	91,851	14,891	1,418
Cash at beginning of period	17,501	2,610	1,192
Cash at end of period	$109,352	$17,501	$2,610

Supplemental disclosures of cash flow information:
Cash paid for taxes	$678	$453	$97
Cash paid for interest	1,086	395	550
Purchase of property and equipment included in accounts payable	881	120	115
Series B convertible preferred stock dividend	—	812	—

The accompanying notes are an integral part of these consolidated financial statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED SERIES EQUITY & STOCKHOLDERS’ EQUITY

(in thousands, except for number of shares)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional	Retained Earnings (Accumulated)	Accumulated Other Comprehensive	Treasury	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Income	Stock	Equity
Balance, January 1, 2019	13,812,500	$4,250	—	$—	42,533,660	$425	$14,851	$6,615	$44	$—	$21,935
Net income	—	—	—	—	—	—	—	3,117	—	—	3,117
Common stock repurchase	—	—	—	—	(588,710)	(6)	5	—	—	(3,884)	(3,885)
Options exercised	—	—	—	—	121,750	2	113	—	—	—	115
Foreign currency translation	—	—	—	—	—	—	—	—	(38)	—	(38)
Stock-based compensation	—	—	—	—	—	—	1,754	—	—	—	1,754
Balance, December 31, 2019	13,812,500	$4,250	—	$—	42,066,700	$421	$16,723	$9,732	$6	$(3,884)	$22,998
Net loss	—	—	—	—	—	—	—	3,498	—	—	3,498
Issuance of common stock	—	—	—	—	319,015	3	1,839	—	—	—	1,842
Common stock repurchase	—	—	—	—	(239,760)	(2)	2	—	—	(1,538)	(1,538)
Issuance of series B convertible preferred stock, net of issuance costs of $1,970	—	—	6,608,700	36,030		—	—	—	—	—	—
Series B convertible preferred stock dividend	—	—	—	812	—	—	—	(812)		—	(812)
Options exercised	—	—	—	—	4,592,585	45	1,735	—	—	—	1,780
Foreign currency translation	—	—	—	—	—	—	—	—	817	—	817
Stock-based compensation	—	—	—	—	—	—	1,808	—	—	—	1,808
Balance, December 31, 2020	13,812,500	$4,250	6,608,700	$36,842	46,738,540	$467	$22,107	$12,418	$823	$(5,422)	$30,393
Net loss	—	—	—	—	—	—	—	(13,693)	—	—	(13,693)
Issuance of common stock	—	—	—	—	151,515	1	1,000	—	—	—	1,001
Issuance of common stock related to IPO, net of issuance costs of $4,304	—	—	—	—	8,984,375	90	129,294				129,384
Common stock repurchase	—	—	—	—	(85,049)	(1)	—	—	—	(560)	(561)
Conversion of Series A and Series B preferred stock to common stock	(13,812,500)	(4,250)	(6,608,700)	(36,842)	20,421,200	204	40,076	812		—	41,092
Options exercised	—	—	—	—	236,706	2	443	—	—	—	445
Foreign currency translation	—	—	—	—	—	—	—	—	(815)	—	(815)
Stock-based compensation	—	—	—	—	—	—	4,948	—	—	—	4,948
Balance, December 31, 2021	—	$—	—	$—	76,447,287	$763	$197,868	$(463)	$8	$(5,982)	$192,194

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

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

Initial Public Offering

In October, 2021, the Company completed its initial public offering (“IPO”), in which it issued and sold 8,984,375 shares of its common stock at the public offering price of $16.00 per share, including 1,171,875 shares of its common stock upon the exercise of the underwriters’ option to purchase additional shares. The Company received net proceeds after deducting underwriting discounts and commissions of $133,688. The Company incurred $4,304 of offering expenses that were offset against proceeds for the year ended December 31, 2021. In connection with the IPO, all of the shares of the Company’s outstanding convertible preferred stock automatically converted into an aggregate of 20,421,200 shares of the common stock.

Basis of Presentation and Consolidation

The accompanying Consolidated Financial Statements include the accounts of Paragon 28, Inc. and its wholly owned subsidiaries Paragon 28 Medical Devices Trading Limited—Ireland, Paragon 28 Medical Devices Trading Limited—South Africa, Paragon Advanced Technologies, Inc., and Paragon 28 Australia PTY LTD. All intercompany balances and transactions have been eliminated in consolidation. The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”).

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

In response to the COVID-19 pandemic, the Paycheck Protection Program (“PPP”) was established by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the U.S. Small Business Administration (“SBA”). Companies who met the eligibility requirements set forth by the PPP could qualify to receive PPP funds, and the amount received would be forgiven by the SBA if the funds were fully utilized to pay qualifying payroll, rent, and utility expenses in accordance with the terms of the CARES Act. The Company received PPP funding of $3,747 on April 7, 2020. In June 2021, the SBA forgave the full amount. The Company recognized the funds received as Other income in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income for the year ended December 31, 2020.

We have assessed various accounting estimates and other matters, including those that require consideration of forecasted financial information, in context with the unknown future impacts of COVID-19 using information that is reasonably available to us at this time. While our current assessment of our estimates did not have a material impact on our Consolidated Financial Statements as of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020 and 2019, as additional information becomes available to us, our future assessment of our estimates, including our expectations at the time regarding the duration, scope and severity of the pandemic, as well as other factors, could materially and adversely impact our Consolidated Financial Statements in future reporting periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Any changes in these estimates will be reflected in the Company’s Consolidated Financial Statements. Significant items subject to such estimates and assumptions include the determination of the collectability of trade receivables, inventory obsolescence, impairment of long-lived assets, recoverability of goodwill and intangible assets, contingent earn-out liability, income taxes and stock-based compensation.

Foreign Currency Translation

The Consolidated Financial Statements are presented in U.S. dollars. The Company’s non-U.S. subsidiaries have a functional currency (i.e., the currency in which operational activities are primarily conducted) that is other than the U.S. dollar, generally the currency of the country in which such subsidiaries are domiciled. Such subsidiaries’ assets and liabilities are translated into U.S. dollars at year-end exchange rates, while revenue and expenses are translated at average exchange rates during the year based on the daily closing exchange rates. Adjustments that result from translating amounts from a subsidiary’s functional currency to U.S. dollars are reported in Accumulated Other Comprehensive (Loss) Income, net of tax.

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

Cash

Cash consists of highly liquid investments with an original maturity of three months or less. There are no contractual or other restrictions as to the use of cash.

Trade Receivables, Less Allowance for Doubtful Accounts

Trade receivables due from customers are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date and are stated at the amount billed to the customer.

Trade receivables also include unbilled receivables due from customers that represent completed surgical cases that are pending customer-issued purchase orders. These unbilled receivables are covered by agreements with customers, the products have typically been used in a surgery, and collection is determined to be probable.

The Company estimates an allowance for doubtful accounts based upon an evaluation of the current status of receivables, historical experience, and other factors as necessary. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Activity in the allowance for doubtful accounts consisted of the following:

	December 31,
	2021	2020
Allowance for doubtful accounts, beginning of year	$1,296	$650
Additions charged against revenue or to expense	1,027	1,250
Write-offs	(1,291)	(604)
Allowance for doubtful accounts, end of year	$1,032	$1,296

Inventories, Net

Inventories are considered finished goods and are purchased from third party contract manufacturers. These inventories consist of implants, hardware, and consumables and are held in our warehouse, with third-party independent sales representatives or distributors, or consigned directly with hospitals.

Inventories are stated at the lower of cost (weighted average cost basis) or net realizable value. When sold, inventory is relieved at weighted average cost. We evaluate the carrying value of our inventories in relation to the estimated forecast of product demand, which takes into consideration the life cycle of the product. A significant decrease in demand or development of products could result in an increase in the amount of excess inventory on hand, which could lead to additional charges for excess and obsolete inventory. The Company estimates a reserve for obsolete and slow-moving inventory based on current inventory levels, historical sales and future projected demand. Charges for excess and obsolete inventory are included in Cost of goods sold and were $2,850, $7,467 and $1,712 for the years ended December 31, 2021, 2020, and 2019, respectively. The inventory reserve was $19,374 and $16,771 as of December 31, 2021 and 2020, respectively.

The need to maintain substantial levels of inventory impacts our estimates for excess and obsolete inventory. Each of our implant systems are designed to include implantable products that come in different sizes and shapes to accommodate the surgeon’s needs related to the patient’s anatomical size. Typically, a small number of the set components are used in each surgical procedure. Certain components within each set may become obsolete before other components based on the usage patterns. We adjust inventory values, as needed, to reflect these usage patterns and life cycle.

Property and Equipment, Net

Property and equipment is recorded at cost less accumulated depreciation. Expenditures for renewals and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized and included in Property and equipment, net in the Consolidated Balance Sheets. Expenditures for maintenance and repairs are charged to expense as incurred and are included in Selling, general, and administrative expense in the Consolidated Statements of Operations and Comprehensive (Loss) Income. When equipment is retired or sold, the cost and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in included in Selling, general and administrative in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

Depreciation is provided using the straight-line method based on useful lives of the assets which range from three to fifteen years, which best reflects the pattern of use. The Company depreciates surgical instrumentation, once available for use, over a five-year period and cases, once available for use, over a three-year period. Depreciation for surgical instrumentation used in surgery is included in Selling, general, and administrative expense in the Consolidated Statements of Operations and Comprehensive (Loss) Income. Leasehold improvements are amortized using the straight-line method over the shorter of the asset’s useful life or the lease term.

Property and equipment are assessed for impairment upon triggering events that indicate that the carrying value of an asset group may not be recoverable. Recoverability is measured by a comparison of the carrying amount to future net undiscounted cash flows of the asset group expected to be generated from its use and eventual disposition. If the asset group’s carrying value is determined to not be recoverable, the impairment to be recognized is measured by which the carrying amount exceeds the fair value of the asset group. No impairment charges related to property and equipment were recorded in any of the periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Intangibles

The costs associated with applying for patents and trademarks are capitalized. Patents are amortized on a straight-line basis over the lesser of the patent’s economic or legal life, which is seventeen years. Costs associated with capitalized patents include third-party attorney fees and other third-party fees as well as costs related to the following: the preparation of patent applications, government filings and registration fees, drawings, computer searches, and translations related to specific patents. Trademarks that are anticipated to be renewed every ten years have an indefinite life and are not amortized but tested for impairment annually. Once it is determined a trademark will no longer be renewed, the trademark is amortized over the remainder of the trademark’s registration period. Customer relationships are amortized over an estimated useful life of three to seven years on a straight-line basis. Other intangibles, which mainly consist of noncompete arrangements, are amortized over an estimated useful life of three years on a straight-line basis. Developed technology is amortized over an estimated useful life of twelve years on a straight-line basis.

Amortizable intangible assets are assessed for impairment upon triggering events that indicate that the carrying value of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount to future net undiscounted cash flows expected to be generated by the associated asset. If the asset’s carrying value is determined to not be recoverable, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair market value of the intangible assets. No impairment charges related to amortizable assets were recorded for the years ended December 31, 2021, 2020 and 2019.

Indefinite-lived trademark assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company can elect to first apply the optional qualitative impairment assessment to determine whether the indefinite-lived intangible asset is more-likely-than-not impaired. If, on the basis of the qualitative impairment assessment, an entity asserts that it is more likely than not that the indefinite-lived intangible asset is impaired, the Company would be required to calculate the fair value of the asset for an impairment test. Impairment loss is recognized if the carrying amount of the asset exceeds its fair value.

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

The Company elected to perform a qualitative analysis for its indefinite-lived intangible assets as of October 1, 2021, the annual test date. The Company determined, after performing the qualitative analysis that there was no evidence that it is more likely than not that the fair value of its intangible assets was less than the carrying amount. Therefore, it was not necessary to perform a quantitative impairment test.

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

Impairment exists when the carrying amount, including goodwill, of the reporting unit exceeds its fair value, resulting in an impairment charge for this excess (not to exceed the carrying amount of the goodwill). The impairment, if determined, is recorded within Operating expenses in the Consolidated Statements of Operations and Comprehensive (Loss) Income in the period the determination is made. Our annual impairment testing date is October 1. The Company determined, after performing the qualitative analysis that there was no evidence that it is more likely than not that the fair value of Goodwill was less than the carrying amount. Therefore, it was not necessary to perform a quantitative impairment test.

Contingent Earn-out Consideration

Business combinations may include contingent earn-out consideration as part of the purchase price under which the Company will make future payments to the seller upon the achievement of certain milestones. The fair value of the contingent earn-out

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

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

We review the probabilities of achievement of the earnout milestones to determine impact on the fair value of the earnout consideration on a quarterly basis over the earn-out period. Actual results are compared to the estimates and probabilities of achievement used in our forecasts. Should actual results of the acquired business increase or decrease as compared to our estimates and assumptions, the estimated fair value of the contingent earn-out consideration liability will increase or decrease, up to the contractual limit, as applicable. Changes in the estimated fair value of the contingent earn-out consideration are recorded in other (expense) income in the Consolidated Statements of Operations and Comprehensive (Loss) Income and are reflected in the period in which they are identified. Changes in the estimated fair value of the contingent earn-out consideration may materially impact or cause volatility in our operating results.

Income Taxes

The income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. The Company is subject to income taxes in the United States, Ireland, and South Africa. Significant judgments and estimates are required in the determination of the consolidated income tax provision.

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The determination as to whether a deferred tax asset will be realized is made on a jurisdictional basis and is based on both positive and negative evidence. This evidence includes historic taxable income, projected future taxable income, the expected timing of the reversal of existing temporary differences and the implementation of tax planning strategies.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions. Accounting Standards Codification (ASC) No. 740 states that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, on the basis of its technical merits. The Company records unrecognized tax benefits as liabilities in accordance with ASC 740 and adjusts these liabilities when management’s judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

The Company records uncertain tax positions in accordance with Accounting Standards Codification (“ASC”) Topic 740 on the basis of a two-step process in which (1) the Company determines whether it is more-likely-than-not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The Company evaluates its tax positions that have been taken or are expected to be taken on income tax returns to determine if an accrual is necessary for uncertain tax positions. The Company will recognize interest and penalties as a component of income tax expense if incurred.

Revenue Recognition

We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Revenue is generated primarily from the sale of our implants and disposables and, to a much lesser extent, from the sale of our surgical instrumentation. We sell our products through employee sales personnel, and independent sales representatives in the U.S. Outside the U.S. sales are through independent sales representatives and to stocking distributors. We have consignment agreements with certain distributors and hospitals. Our customers are primarily hospitals and surgery centers.

Revenue is recorded when our performance obligation is satisfied which is when our customers take title of the product, and typically when the product is used in surgery. We generally have written contracts with our customers which incorporate pricing and our standard terms and conditions. Any discounts we offer are outlined in our customer agreements. As the discounts are known at the time of purchase, no estimates are required at the time of revenue recognition. Shipping and handling costs are recorded as cost of goods sold and amounts billed to customers for shipping and handling costs are recorded in revenue. We record as revenue any amounts billed to customers for shipping and handling costs and record as cost of goods sold the actual shipping costs incurred. We have elected to exclude from the measurement of the transaction price all taxes (e.g., sales, use, value-added) assessed by government authorities and collected from a customer. Therefore, revenue is recognized net of such taxes. We have elected to use the practical expedient allowed under ASC 606 to account for shipping and handling activities that occur after the customer has obtained control of a promised good as fulfillment costs rather than as an additional promised service and, therefore, we do not allocate a portion of the transaction price to a shipping service obligation. Commissions to sales agents for the sales exceeding their quotas are classified as incremental costs of obtaining a contract as such costs would not have been incurred if the contract was not signed. We have elected to use the practical expedient to expense such costs that should be capitalized as the amortization period of the costs would be less than one year.

Due to the nature of our products, returns are minimal and an estimate for returns is not material. The timing of revenue recognition may differ from the timing of invoicing to our customers. We have recorded unbilled accounts receivable involving management judgement related to this timing difference of $3,637 and $3,273 as of December 31, 2021 and December 31, 2020, respectively.

Cost of Goods Sold

Cost of goods sold consists primarily of products purchased from third-party suppliers, freight, shipping, excess and obsolete inventory charges and royalties. Implants are manufactured to our specifications by third-party suppliers. Most implants are produced in the U.S. Cost of goods sold is recognized for consigned implants at the time the implant is used in surgery and the related revenue is recognized. Prior to their use in surgery, the cost of consigned implants is recorded as Inventories, net in our Consolidated Balance Sheets.

Stock-Based Compensation

All stock-based awards to employees and nonemployee contractors, including any grants of stock, stock options, restricted stock units (“RSU”), performance stock units ("PSU") and the option to purchase common stock under the Employee Stock Purchase Plan (“ESPP”), are measured at fair value at the grant date and recognized over the relevant vesting period in accordance with the ASC Topic 718 (“ASC 718”). Stock-based awards to nonemployees are recognized as a selling, general and administrative expense over the period of performance. Such awards are measured at fair value at the date of grant. In addition, for awards that vest immediately, the awards are measured at fair value and recognized in full at the grant date.

The Company estimates the fair value of each stock-based award containing service and/or performance conditions on the grant date using the Black-Scholes option valuation model which incorporates assumptions as to stock price volatility, the expected life of the options, risk-free interest rate and dividend yield. Before the IPO, there was no active external or internal market for our common stock. Thus, it was not possible to estimate the expected volatility of our stock price in estimating fair value of options granted. Accordingly, as a substitute for such volatility, the Company used the historical volatility of the common stock of other companies in the same industry over a period commensurate with the expected term of the options awarded. The Company will continue to apply this method until a sufficient amount of historical information regarding the volatility of its stock price becomes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

available. The Company uses the simplified method of calculation for estimating expected term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate that dividends will be distributed in the near future. Forfeitures are recorded as they occur, and when they occur compensation expense previously recognized is reversed in the period of the forfeiture. Option awards are generally granted with an exercise price equal to the fair value of the Company’s common stock at the date of grant.

Subsequent to the IPO, the fair value of the Company’s common stock underlying its equity awards is based on the quoted market price of the Company’s common stock on the grant date. Prior to the IPO, because there was no public market for the Company’s common stock, the fair value of the common stock underlying the stock awards has historically been determined at the time of grant of the stock option by considering a number of objective and subjective factors, including sales of common stocks, third-party valuations performed, important developments in the Company’s operations, actual operating results and financial performance, the conditions in the medical device industry and the economy in general, and the stock price performance, volatility of comparable public companies, and an assumption for a discount for lack of marketability, among other factors.

Research and Development

Research and development expense is comprised of in-house research and development of new products and technologies, clinical studies and trials, regulatory expenses, and employee related compensation and expenses. We maintain a procedurally focused approach to product development and have projects underway to add new products to our existing systems and to add new systems across multiple foot and ankle indications.

Rent Expense

Rent expense is recognized on a straight-line basis over the term of the lease, with the difference between the cash rent expense and straight-line expense recorded as deferred rent. Rent expense is included in Selling, general, and administrative expense in the Consolidated Statements of Operations and Comprehensive Income and deferred rent is included in Other current liabilities in the Consolidated Balance Sheets. (Refer to Note 14—Commitments and Contingencies, for discussion of the Company’s commitments under operating leases.)

Contingencies

A liability is contingent if the amount is not presently known but may become known in the future as a result of the occurrence of some uncertain future event. We accrue a liability for an estimated loss if we determine that the potential loss is probable of occurring and the amount can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether the amount of an exposure is reasonably estimable, and accruals are based only on the information available to our management at the time the judgment is made. We expense legal costs, including those legal costs incurred in connection with a loss contingency, as incurred.

Fair Value of Financial Instruments

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. There is a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2- Includes other inputs that are directly or indirectly observable in the marketplace, such as quoted market prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 - Unobservable inputs which are supported by little or no market activity.

Financial instruments (principally cash, trade receivables, accounts payable and accrued expenses) are carried at cost, which approximates fair value due to the short-term maturity of these instruments. Our debt is carried at cost, which approximates fair value due to the variable interest rate associated with our debt. The Company does not have any assets or liabilities presented in the Level 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

or Level 2 categories as of December 31, 2021 and 2020, and there were no changes in level hierarchies during the years ended December 31, 2021, 2020, and 2019.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) (“ASU 2019-12”), which is part of the FASB’s overall simplification initiative to reduce the costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. ASU 2019-12 simplifies accounting guidance for intra-period allocations, deferred tax liabilities, year-to-date losses in interim periods, franchise taxes, step-up in tax basis of goodwill, separate entity financial statements, and interim recognition of tax laws or rate changes. ASU 2019-12 is effective for emerging growth companies following private company adoption dates in fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on the Company's Consolidated Financial Statements and related disclosures.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”), subsequently clarified in January 2021 by ASU 2021-01, Reference Rate Reform (Topic 848) (“ASU 2021-01”). The main provisions of this update provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The guidance in ASU 2020-04 and ASU 2021-01 was effective upon issuance and, once adopted, may be applied prospectively to contract modifications and hedging relationships through December 31, 2022. The adoption of this guidance did not have a significant impact on the Company's Consolidated Financial Statements and related disclosures.

NOTE 3. BUSINESS COMBINATION

Additive Orthopaedics

On May 28, 2021 (“Closing Date”), the Company entered into an Asset Purchase Agreement (“APA”) with Additive Orthopaedics, LLC (“Additive” or “Seller”) and completed an acquisition of substantially all of the operating and intangible assets of Additive, for total cash consideration of $15,000 at closing. The APA also provided for potential earn-out consideration to the Seller in connection with the achievement of certain milestones, including both project-based and revenue-based milestones, with various expiration dates through the fourth anniversary of the Closing Date. The earn-out has a maximum payment not to exceed $9,500, in the aggregate. If an individual milestone is not met by the specified milestone expiration date, no earn-out related to that specific milestone is due. The contingent earn-out consideration had an estimated fair value of $2,870 as of the Closing Date. Acquisition related costs were approximately $822 during the year ended December 31, 2021 and are included in Selling, general, and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

administrative expenses in the Consolidated Statements of Operations and Comprehensive (Loss) Income. No acquisition related costs were incurred in the years ended December 31, 2020 and 2019.

Additive’s 3D-printed Patient Specific Talus Spacer is the only U.S. Food and Drug Administration-approved patient-specific total talus replacement implant authorized in the U.S. for the treatment of avascular necrosis. The acquisition of Additive allowed the Company to further expand into the patient specific implant market.

The Company has accounted for the acquisition of Additive under ASC Topic 805, Business Combinations (“ASC 805”). Additive’s results of operations are included in the Consolidated Financial Statements beginning after May 28, 2021, the acquisition date.

The following table summarizes the preliminary purchase consideration transferred in connection with the acquisition of Additive and consists of the following:

Consideration Paid
Cash consideration	$15,000
Contingent consideration	2,870
Total consideration	$17,870

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the Closing Date:

	Preliminary allocation	Measurement period adjustments	Adjusted allocation
Assets acquired:
Accounts receivable	$761	$—	$761
Inventory	113	—	113
Intangible assets	11,560	—	11,560
Goodwill	7,872	(1,543)	6,329
Total Assets Acquired	$20,306	$(1,543)	$18,763

Liabilities assumed:
Accounts payable	$796	$—	$796
Accrued expenses	600	(503)	97
Total Liabilities Assumed	$1,396	$(503)	$893
Net assets acquired	$18,910	$(1,040)	$17,870

Due to a change in the estimated accrued expenses as of the date of acquisition, we made a measurement period adjustment of $503 during the year ended December 31, 2021. Additionally, based on further evaluation of inputs within the valuation model, we made a measurement period adjustment of $1,040 that decreased the contingent consideration fair value recorded as of the date of acquisition.

Identified intangible assets consist of noncompete arrangements, customer relationships, and developed technology. The fair value of each were determined with the assistance of an external valuation specialist using a combination of the income, market, and asset approach valuation methodologies, in accordance with ASC 805. The purchase consideration was allocated to the identifiable net assets acquired based on estimated fair values at the date of the acquisition. The purchase consideration and its allocation are preliminary, pending finalization of certain tax matters, and may be adjusted to reflect new information obtained about facts and circumstances that existed as of the acquisition date. The excess of the fair value of the purchase consideration over the fair value of the identifiable assets and liabilities, if any, was recorded as goodwill. The goodwill is attributable to the expected synergies with the Company’s existing operations. The entire amount of the purchase price allocated to goodwill will be deductible for income tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

purposes pursuant to Internal Revenue Code Section 197 over a 15-year period. The useful life determination was made by management in line with the Company’s policy on assets. Both determinations are outlined in the table below:

	Fair Value	Estimated Useful Life (in years)
Noncompete arrangements	$30	3
Customer relationships	240	3
Developed technology	11,290	12
	$11,560

There is no supplemental proforma presentation of operating results of the acquisition of Additive due to the immaterial impact on the Company’s Consolidated operations for the years ended December 31, 2021 and 2020.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2021 and 2020 consist of the following:

		December 31,
	Estimated Life (in years)	2021	2020
Surgical instrumentation	3 - 5	$38,820	$27,702
Leasehold improvements	Various	7,850	7,850
Computer and software	5	4,791	4,356
Machinery and equipment	5	2,396	2,129
Office equipment and furniture	5 - 7	2,040	1,880
Construction in progress	Various	3,551	—
		59,448	43,917
Less: accumulated depreciation		27,267	21,554
Property and equipment, net		$32,181	$22,363

Depreciation expense is included in Selling, general, and administrative expenses in the Consolidated Statements of Operations and Comprehensive (Loss) Income and was $7,615, $6,232 and $4,129 for the years ended December 31, 2021, 2020 and 2019 respectively.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

As of December 31, 2021 and 2020, goodwill was $6,329 and $0, respectively. The Company had no goodwill during 2020. The activity for 2021 is as follows:

Balance at December 31, 2020	$—
Additive Acquisition	7,872
Measurement period adjustments	(1,543)
Balance at December 31, 2021	$6,329

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Intangibles

Intangible assets as of December 31, 2021 are as follows:

	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks, indefinite-lived	Indefinite	$413	$—	$413
Patents, definite-lived	13.2	5,335	1,133	4,202
Customer relationships	3-7	1,167	47	1,120
Developed technology	12	11,290	549	10,741
Other intangibles	3	35	6	29
Total intangible assets, net		$18,240	$1,735	$16,505

Intangible assets, excluding the Additive intangible assets, increased $2,993 during the year ended December 31, 2021 due to the purchase of new patents, customer relationships and additional legal fees associated with our patents and trademarks.

Intangible assets as of December 31, 2020, are as follows:

	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks, indefinite-lived	Indefinite	$306	$—	$306
Patents, definite-lived	13.3	2,504	363	2,141
Acquired intellectual property	17.5	878	—	878
Total intangible assets, net		$3,688	$363	$3,325

Amortization expense is included in Selling, general, and administrative expenses and was $1,372, $152 and $73 for the years ended December 31, 2021, 2020 and 2019, respectively.

Expected future amortization expense is as follows:

2022	$1,786
2023	1,308
2024	1,256
2025	1,218
2026	1,218

No impairment charges related to intangible assets and goodwill were recorded for the years ended December 31, 2021, 2020 and 2019.

NOTE 6. ACCRUED EXPENSES

Accrued expenses consist of the following as of December 31, 2021 and 2020, respectively:

	December 31,
	2021	2020
Accrued commissions	$5,077	$3,682
Accrued compensation	4,512	3,323
Accrued legal fees	464	1,093
Accrued purchases	3,036	484
Accrued earnout payment	1,000	—
Other accrued expenses	4,143	1,470
Total accrued expenses	$18,232	$10,052

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

NOTE 7. CONTINGENT EARN-OUT CONSIDERATION

The following table provides a reconciliation of our Level 3 earn-out liabilities for the year ended December 31, 2021:

Balance at December 31, 2020	$—
Acquisition date fair value of earn-out liabilities	2,870
Achieved milestone reclassified to accrued expenses	(1,000)
Change in fair value of earn-out liabilities	440
Balance at December 31, 2021	$2,310

The current portion of contingent earn-out liability is included in Other-current liabilities and the non-current portion is included in Other long-term liabilities on the Consolidated Balance Sheet. As of December 31, 2021, the current portion was $1,470. During the year ended December 31, 2021, we reassessed the estimate of the earn-out liabilities which resulted in a net increase of $440 recorded in Other (expense) income within the Consolidated Statement of Operations and Comprehensive (Loss) Income for the year ended December 31, 2021. In addition we completed our first project milestone as of December 31, 2021 and have included the $1,000 liability in Accrued expenses on the Consolidated Balance Sheet. We made no cash payments for contingent earn-out consideration during the year ended December 31, 2021.

NOTE 8. DEBT

Long-term debt as of December 31, 2021 and December 31, 2020 consists of the following:

	December 31,
	2021	2020
Equipment note payable, due July 2021	$—	$72
New 2020 Term Loan	—	5,814
Bank of Ireland Note Payable	245	427
MidCap Term Loan	10,000	—
	$10,245	$6,313
Less: deferred issuance costs	(2,616)	(52)
Total debt, net of issuance costs	7,629	6,261
Less: current portion	(153)	(2,231)
Long-term debt, net, less current maturities	$7,476	$4,030

MidCap Credit Agreements

On May 6, 2021, the Company entered into a new credit agreement with MidCap Financial Trust to provide a total of $70,000 including up to a $30,000 revolving loan (“MidCap Revolving Loan”) and up to a $40,000 term loan (“MidCap Term Loan”), secured by substantially all the Company’s assets (“MidCap Credit Agreements”). The MidCap Term Loan is comprised of two tranches, the first of which provides a commitment amount of $10,000, and the second a commitment of $30,000. The MidCap Term Loan and Midcap Revolving Loan bear a variable interest rate of LIBOR plus 6% and LIBOR plus 3%, respectively, and mature on the earlier of May 1, 2026 or a change in control event (the "Termination Date"). The entire principal balances of the MidCap Revolving Loan and MidCap Term Loan are due on the Termination Date. Interest payments are payable monthly, with optional principal prepayments allowed under the MidCap Credit Agreements. The Midcap Loan Agreements require us to maintain minimum net product sales and minimum consolidated EBITDA, (each term as defined in the Midcap Loan Agreements), for the preceding twelve month period. As of December 31, 2021, we were in compliance with all financial covenants under the Midcap Loan Agreements. Total debt issuance costs associated with the MidCap Credit Agreements was $3,139. Amortization expense associated with such debt issuance costs totaled $576 for the year ended December 31, 2021, and is included in Interest expense on the Consolidated Statements of Operations and Comprehensive (Loss) Income.

Vectra Bank Colorado Loan Agreements

On March 27, 2020, the Company entered into an Amended and Restated Loan Agreement (the “New Loan Agreement”) with Vectra Bank Colorado. The New Loan Agreement refinanced the Company's existing Term Loan and existing Buyout Loan into a single term loan in the aggregate principal amount of $6,802 (the “New 2020 Term Loan”) and increased the maximum principal amount of the existing Revolving Loan to $15,000 (the “New 2020 Revolving Loan”). The maturity date for both loans was

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

September 30, 2020 and was subsequently extended to October 5, 2023. The New Loan Agreement is secured by substantially all the Company’s assets. The New Loan Agreement contains financial and other customary covenants and bears an interest rate of 3%. The Company repaid the New 2020 Loans in 2021 in connection with entering into the Midcap Term Loan Agreement.

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

Debt Maturities Schedule

The required principle payments for the Bank of Ireland Note Payable and the Midcap Term Loan following the Consolidated Balance Sheet dates are as follows:

2022	$153
2023	92
2024	—
2025	—
2026	10,000
Total	$10,245

NOTE 9. CONVERTIBLE PREFERRED SERIES EQUITY AND STOCKHOLDERS’ EQUITY

On October 8, 2021, the Company filed a certificate of amendment with the Secretary of State of the State of Delaware, pursuant to which, the Company effected a 5-for-1 forward stock split of the Company’s authorized, issued and outstanding common stock, the Company’s authorized, issued and outstanding Series A convertible preferred stock, and the Company’s authorized, issued and outstanding Series B convertible preferred stock (the “Stock Split”). All share amounts and per share data presented in the accompanying Consolidated Financial Statements have been retrospectively adjusted to reflect the forward stock split for all periods presented. Under its Amended and Restated Articles of Incorporation and the Board resolution adopted October 6, 2021, the Company has a total of 310,000,000 shares of capital stock authorized for issuance, consisting of 300,000,000 shares of common stock, par value of $0.01 per share, and 10,000,000 new shares of convertible preferred stock, par value of $0.0001 per share.

Common Stock

In January 2021, the Company issued an aggregate of 151,515 shares of its common stock at a price of $6.60, resulting in total proceeds of approximately $1,001. In October, 2021, the Company completed its initial public offering (“IPO”), in which it issued and sold 8,984,375 shares of its common stock at the public offering price of $16.00 per share, including 1,171,875 shares of its common stock upon the exercise of the underwriters’ option to purchase additional shares.

Each holder of common stock is entitled to one vote for each share owned on all matters voted upon by the stockholders, and a majority vote is required for all actions taken by stockholders. Common stock has no preemptive rights, no cumulative voting rights and no redemption or conversion provisions. Holders of common stock are entitled to receive dividends when and if, declared by the Board of Directors.

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

In October 2021, in connection with the IPO, all of the shares of the Company’s outstanding Series A convertible preferred stock automatically converted into an aggregate of 13,812,500 shares of the common stock. As of December 31, 2020, the Company’s Series A convertible preferred stock were classified as temporary equity in the accompanying Consolidated Balance Sheets given that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

a majority of the Company’s board of directors seats were held by convertible preferred stockholders and they could cause certain events to occur that are outside of the Company’s control whereby the Company could be obligated to redeem the convertible preferred stock.

Series B Convertible Preferred Stock

In July 2020, the Company issued an aggregate of 6,608,700 shares of its Series B convertible preferred stock at a price of $5.75 per share, resulting in total net proceeds of approximately $36,030, net of issuance costs of $1,970.

In connection with the IPO, all of the shares of the Company’s outstanding Series B convertible preferred stock automatically converted into an aggregate of 6,608,700 shares of the common stock. Pursuant to the terms of the Series B convertible preferred stock offering, the $2,328 of cash dividends accrued as of October 19, 2021 were cancelled upon conversion of the Series B preferred stock into common stock. As of December 31, 2020, the Company’s Series B convertible preferred stock were classified as temporary equity in the accompanying balance sheets given that a majority of the Company’s Board of Directors seats are held by convertible preferred stockholders and they could cause certain events to occur that are outside of the Company’s control whereby the Company could be obligated to redeem the convertible preferred stock.

Treasury Stock

The Company purchased a total of 85,049, 239,760 and 588,710 shares of its common stock during the years ended December 31, 2021, 2020 and 2019, respectively, for $561, $1,538 and $3,885, respectively. Share purchased during the years ended December 31, 2021, 2020 and 2019 were made at an average of $6.60, $6.54 and $6.60 per share, respectively. All repurchased shares were recorded in Treasury stock at cost.

NOTE 10. (LOSS) EARNINGS PER SHARE

Basic net (loss) income per share is computed by dividing net (loss) income attributable to common stockholders (the numerator) by the weighted average number of common stock outstanding for the period (the denominator). Diluted net (loss) income per common stock attributable to common stockholders is computed by dividing net income by the weighted average number of common stocks outstanding during the period adjusted for the dilutive effects of common stock equivalents using the treasury stock method or the if-converted method based on the nature of such securities. In periods when losses from continuing operations are reported, the weighted-average number of common stock outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. The computation of net (loss) income per share for the years ended December 31, 2021, 2020 and 2019, respectively was as follows:

	December 31,
(in thousands, except per share data)	2021	2020	2019
Net (loss) income attributable to common stockholders
Net (loss) income attributable to Paragon 28, Inc.	$(13,693)	$3,498	$3,117
Less: Dividends on Series B convertible preferred stock	—	(812)	—
Net (loss) income attributable to common stockholders	$(13,693)	$2,686	$3,117

Weighted-average common stock outstanding:
Basic	52,916,711	43,510,185	42,499,735
Dilutive impact of Series A convertible preferred stock	-	13,812,500	13,812,500
Dilutive impact of stock awards outstanding	-	3,083,495	5,150,175
Diluted	52,916,711	60,406,180	61,462,410

(Loss) earnings per share:
Basic	$(0.26)	$0.06	$0.07
Diluted	$(0.26)	$0.04	$0.05

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The following outstanding potentially dilutive securities were excluded from the calculation of diluted net (loss) earnings per share attributable to common stockholders because their impact would have been antidilutive for the period presented:

	December 31,
	2021	2020	2019
Stock options	7,953,018	—	—
Restricted stock units	79,886	—	—
Series B convertible preferred stock	—	6,608,700	—

NOTE 11. STOCK-BASED COMPENSATION

2011 Omnibus Stock Option and Award Plan

The Company approved and adopted the March 11, 2011 Omnibus stock option and award plan (“2011 Plan”), which permits the grant of stock awards to its employees for up to 15,800,000 shares of common stock. Following the Effective Date of 2021 Incentive Award Plan, no additional awards were granted under the 2011 Plan. However, the 2011 Plan will continue to govern outstanding equity awards granted thereunder.

2021 Incentive Award Plan

The 2021 Incentive Award Plan (“2021 Plan”) was adopted by the Company’s Board of Directors on October 8, 2021. The 2021 Plan was adopted by the Company’s stockholders on October 19, 2021 and became effective on the date prior to the first date of the effectiveness of the registration statement on Form S-1 filed by the Company. The 2021 Plan authorizes the Company to issue an initial aggregate maximum number of shares of common stock equal to (i) 7,641,979 shares plus (ii) a number of shares that are available for issuance under the 2011 Plan plus (iii) any shares that are subject to 2011 Plan that become available for issuance (via expiration, forfeitures, etc.) plus (iv) an increase commencing on January 1, 2022 and continuing annually on the anniversary thereof through January 1, 2031, equal to the lesser of (a) 5% of the shares of all classes of the Company’s common stock outstanding on the last day of the immediately preceding calendar year or (b) such smaller number of shares as determined by the Company’s Board or the committee. As of December 31, 2021, the Company had reserved 6,983,649 common stocks for future grant.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”) was adopted by the Company’s Board of Directors on October 8, 2021. The 2021 Plan was adopted by the Company’s stockholders on October 19, 2021 and became effective on the date prior to the first date of the effectiveness of the registration statement on Form S-1 filed by the Company. The ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 1,329,040 shares of the Company’s common stock. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2022 and ending on January 1, 2031, by the lesser of 1% of all classes of the Company’s common stock outstanding on the immediately preceding December 31, or such smaller number of shares as determined by the Company’s Board or the committee. As of December 31, 2021, no shares have been issued under the ESPP and as such, 1,329,040 shares remained available for issuance.

Stock Options

Option awards under the 2011 and 2021 Plans are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those options generally vest based on one to four years of continuous service and have ten-year contractual terms. There were 3,467,069, 1,723,750 and 676,500 options granted during the years ended December 31, 2021, 2020 and 2019.

The time-based stock options vest in equal installments each year from one to four years. The performance-based options are eligible to vest in equal installments each year subject to the individual meeting certain sales targets.

The Company received cash in the amount of $445, $1,780 and $115 from the exercise of stock options for the years ended December 31, 2021, 2020 and 2019, respectively. The tax benefit from equity options exercised were $93, $409 and $26 for the years ended December 31, 2021, 2020 and 2019, respectively.

During 2019, the Company granted certain employees and contractors of the Company an aggregate of 676,500 time-based options at a weighted average strike price of $6.26.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

During 2020, the Company granted certain employees and contractors of the Company an aggregate of 1,723,750 options at a weighted average strike price of $6.38. Of the options granted, there were time-based options and performance-based options, which vest upon achievement of the sales performance milestone.

During 2021, the Company granted certain employees, directors and contractors of the Company an aggregate of 3,467,069 options at a weighted average strike price of $14.63. All options granted in 2021 were time-based options.

The following summarizes the Company’s stock option plan and the activity under the 2011 and 2021 Plans for the year ended December 31, 2021:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding December 31, 2020	4,759,530	$4.55	7.84
Granted	3,467,069	14.63
Exercised	(236,706)	1.88
Forfeited or expired	(36,875)	5.89
Outstanding December 31, 2021	7,953,018	$9.02	8.16
Exercisable December 31, 2021	3,497,825	$4.22	6.48
Vested and expected to vest at December 31, 2021	7,953,018	$9.02	8.16

The aggregate intrinsic value of options outstanding at December 31, 2021 is $68,980. The aggregate intrinsic value of vested and exercisable options at December 31, 2021 is $47,105. The aggregate intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 is $3,743, $1,816 and $8, respectively. The weighted average fair value of options granted in 2021, 2020 and 2019 was $7.57, $3.24 and $2.93, respectively, on the dates of grant.

As of December 31, 2021, there was approximately $27,018 total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 3.13 years.

Below are the assumptions used for the years ended December 31, 2021, 2020 and 2019 in determining the fair value of each option award:

	Year Ended December 31,
	2021	2020	2019
Expected volatility	52% - 55%	51% - 56%	46-49%
Expected dividends	—	—	—
Expected term (in years)	5.75 - 6.25	5.75 - 6.0	5.75
Risk-free rate	0.47% - 1.20%	0.35% - 1.66%	1.73-2.53%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Restricted Stock Units

RSUs granted under the 2021 Plan have a ten-year contractual term and typically vest over a three-year period, contingent upon continued service with the Company. During 2021, the Company granted certain Board of Directors of the Company an aggregate of 79,886 RSUs. None were granted in 2020 and 2019. All RSUs granted in 2021 were time-based awards. RSU activity under the 2021 Plan is as follows for the year ended December 31, 2021:

	Equity Option Awards	Weighted- Average Grant-Date Fair value per Unit
Nonvested as of December 31, 2020	—	$—
Granted	79,886	18.84
Vested	—	—
Forfeited	—	—
Nonvested as of December 31, 2021	79,886	$18.84

The grant date fair value for RSU is the market price of the common stock on the date of grant. The total fair value of RSUs vested during 2021, 2020 and 2019 was $0 for all years.

As of December 31, 2021, there was approximately $1,420 total unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted average period of 2.84 years.

Stock-Based Compensation Expense

Stock-based compensation expenses are recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive (Loss) Income. During the years ended December 31, 2021, 2020 and 2019, the Company recognized $4,863, $1,808, and $1,754 respectively, of compensation expense related to stock options. During the years ended December 31, 2021, 2020 and 2019, the Company recognized $85, $0 and $0, respectively, of compensation expense related to RSUs.

NOTE 12. EMPLOYEE BENEFIT PLAN

The Company sponsors a defined contribution plan for eligible employees who are 21 years of age with three months of service can voluntarily contribute up to 100% of their eligible compensation. The Company has elected a Safe Harbor plan in which the Company must contribute 3% of eligible compensation. In addition, the Company may make discretionary contributions which are determined and authorized by the Board of Directors each plan year. The Company made matching contributions to its employee benefit plan of $2,782 , $2,027 and $1,688 for the years ended December 31, 2021, 2020 and 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

NOTE 13. INCOME TAXES

Total provision (benefit) for income taxes for the years ended December 31, 2021, 2020, and 2019:

	December 31,
	2021	2020	2019
(Loss) income before taxes
Domestic	$(17,030)	$5,320	$370
Foreign	4,050	(295)	1,600
Total (loss) income before taxes	(12,980)	5,025	1,970
Current tax expense (benefit):
Federal	(165)	(94)	(604)
State	(36)	205	289
Foreign	744	109	283
Total current tax expense (benefit)	543	220	(32)
Deferred tax expense (benefit):
Federal	(3,506)	(4,559)	(1,010)
State	(464)	(343)	(105)
Foreign	170	(91)	—
Change in valuation allowance	3,970	6,300	—
Total deferred tax expense ( benefit)	170	1,307	(1,115)
Total tax expense (benefit):
Federal	(3,671)	(4,653)	(1,614)
State	(500)	(138)	184
Foreign	914	18	283
Change in valuation allowance	3,970	6,300	—
Total income tax expense (benefit)	$713	$1,527	$(1,147)

We account for income taxes under the asset and liability method, which required the recognition of deferred tax assets and liabilities for the expected future consequences of events that have been included in the financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of differences between the financial statement and tax bases of the assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse.

We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions and applicable foreign jurisdictions. We are no longer subject to U.S. federal or state tax examinations for the years prior to 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes as of December 31, 2021 and 2020 were:

	December 31,
	2021	2020
Deferred tax assets:
Receivable allowances	$213	$264
Accrued expenses	339	358
S263A capitalizable costs	218	127
Inventory reserves	3,957	3,329
Research and development credits	3,249	2,315
Net operating losses	5,740	3,412
Transaction costs	—	163
Interest expense	387	—
Stock-based Compensation	2,208	1,157
Other	530	414
Total deferred tax assets	16,841	11,539
Valuation allowance	(10,270)	(6,300)
Net deferred tax assets	6,571	5,239
Deferred tax liabilities:
Property and Equipment	(5,975)	(4,320)
Section 481 adjustment	(178)	(361)
Patents and trademarks	(496)	(458)
Total deferred tax liabilities	(6,649)	(5,139)
Total net deferred tax (liability) asset	$(78)	$100

A valuation allowance is established when it is “more likely than not” that all, or a portion, of net deferred tax assets will not be realized. As a result, the Company has concluded based on all available evidence and determined that valuation allowances of $10,270 and $6,300 should be provided for certain deferred tax assets at December 31, 2021, and 2020, respectively. As of December 31, 2021 and 2020 we had federal net operating loss carryforwards of $25,119 and $14,813 respectively which have an indefinite carryforward period and $27,820 of combined state net operating loss carryforwards in various states that will begin to expire in 2037.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2021	2020
Gross unrecognized tax benefits - beginning of period	$627	$731
Increases related to current year tax positions	102	—
Increases related to prior year tax positions	712	10
Decreases related to prior year tax positions	(104)	(114)
Decreases related to settlements of prior year tax positions	—	—
Gross unrecognized tax benefits - end of period	$1,337	$627

The unrecognized tax benefits of $1,227, if recognized, will impact the Company’s effective tax rate. In accordance with our accounting policy, we recognize accrued interest and penalties relate to unrecognized tax benefits as a component of tax expense. As of December 31, 2020, we have not recorded any interest or penalties associated with unrecognized tax benefits. We expect the total amount of tax contingencies will not decrease in 2021 based on statute of limitation expiration.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

A reconciliation of the provision for income taxes at the federal statutory rate compared to the effective tax rate for the years ended December 31, 2021, 2020 and 2019 is:

	2021	2020	2019
Statutory U.S. federal tax rate	$(2,726)	$1,055	$414
State taxes net of federal benefit	(492)	99	32
Non-U.S. earnings taxed at rates different than the U.S. statutory rate	(150)	80	(53)
Foreign source earnings, net of associated foreign tax credits	601	306	328
Benefit of tax credits	(1,569)	(670)	(715)
Stock based compensation	(212)	(4,913)	(1,074)
PPP loan forgiveness	—	(861)	—
Change in valuation allowance	3,970	6,300	—
Impact of NOL carryback	—	—	(174)
Change in unrecognized tax benefits	710	10	731
State tax true-ups	—	—	(618)
Other	581	121	(18)
Total provision (benefit) for income taxes	$713	$1,527	$(1,147)

As of December 31, 2021, our foreign operations held cash totaling $2,593. We have not provided for a U.S. deferred tax liability or foreign withholding tax on the undistributed earnings from our non-U.S. subsidiaries that are considered to be indefinitely reinvested. If such earnings were to be distributed, any U.S. deferred tax liability or foreign withholding tax would not be significant.

NOTE 14. COMMITMENTS AND CONTIGENCIES

Leases

The Company leases office space, machinery and equipment under long-term lease agreements expiring through 2029. Future minimum lease payments are as follows:

2022	$1,161
2023	1,178
2024	1,196
2025	1,062
2026	1,091
Thereafter	2,371
Total minimum lease payments	$8,059

Rent expense under operating leases totaled $1,369, $1,316 and $1,689 for the years ended December 31, 2021, 2020 and 2019, respectively, and is included in Selling, general, and administrative expense in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

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

During 2018 Wright Medical Technology, Inc. (“Wright Medical”) sued the Company, claiming patent infringement targeting essentially all of our patents. The case was subsequently updated to include trade secret misappropriations. We have filed motions to dismiss all allegations. We currently believe that we have substantial and meritorious defenses to Wright Medical’s claims and intend to vigorously defend our position, including through the trial and appellate stages if necessary. As the case is ongoing, we are unable to determine the likelihood of an outcome or estimate a range of reasonably possible settlement, if any. Accordingly, we have not made an accrual for any possible loss. The outcome of any litigation, however, is inherently uncertain, and an adverse

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

judgment or settlement in the Wright Medical proceeding, if any, could materially and adversely affect our business, financial position and results of operations or cash flows. In addition to Wright Medical’s claims set forth above, we received in December 2021 an additional complaint from Wright Medical covering patents different than the Wright Asserted Patents. While the proceedings in connection with such complaint are in early stages, we do not at this time believe they represent a material liability to our company. We have incurred, and expect that we will continue to incur, significant expense in defending against the allegations made by Wright Medical.

NOTE 15. RELATED PARTY TRANSACTIONS

The Company has a license agreement dated July 1, 2017 for certain intellectual property with an entity that is affiliated with one of the directors of the Company, under which the Company pays a royalty of four percent (4%) of net revenue related to the licensed intellectual property for the 15 years following the date of first sale, including a minimum annual payment of $250. The term of the agreement is 20 years, and automatically renews for five-year periods thereafter. Payments to the entity under this license agreement totaled $87, $111 and $126 for the years ended December 31, 2021, 2020 and 2019, respectively. Amounts payable to this entity as of December 31, 2021 and 2020 were $163 and $175, respectively.

The Company purchased property and equipment of $1,876, $1,703 and $997 for the years ended December 31, 2021, 2020 and 2019, respectively, from a related party tray manufacturing company. Amounts payable as of December 31, 2021 and 2020 to this related party were $209 and $102, respectively.

The Company paid professional services fees to a related party totaling $542, $520 and $446 for the years ended December 31, 2021, 2020 and 2019, respectively, and are included in Selling, general, and administrative expense in the Consolidated Statements of Operations and Comprehensive (Loss) Income. Amounts payable as of December 31, 2021 and 2020 to this related party were $66 and $125, respectively.

On August 27, 2017, the Company entered into a standard supplier quality agreement with a related party, owned by a non-officer employee of the Company, for purchases of screws and surgical instrumentation. Payments to the related party under the agreement totaled $874, $715 and $472 for the years ended December 31, 2021, 2020 and 2019, respectively, and are included in Costs of goods sold in the Consolidated Statements of Operations and Comprehensive (Loss) Income. Amounts payable to the related party as of December 31, 2021 and 2020 were $226 and $119, respectively.

NOTE 16. SEGMENT AND GEOGRAPHIC INFORMATION

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, which is our Chief Executive Officer, in deciding how to allocate resources and in assessing performance. We manage our business globally within one operating segment in accordance with ASC Topic 280, Segment Reporting (“ASC 280”). Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance.

Product sales attributed to a country or region includes product sales to hospitals, physicians and distributors. No individual customer accounted for more than 10% of total product sales for any of the periods presented. No customer accounted for more than 10% of consolidated accounts receivable as of December 31, 2021 or 2020.

The following table represents total net revenue by geographic area, based on the location of the customer for the years ended December 31, 2021, 2020 and 2019, respectively.

	Years Ended December 31,
	2021	2020	2019
United States	$130,112	$100,547	$95,323
International	17,352	10,434	10,957
Total net revenue	$147,464	$110,981	$106,280

No individual country with net revenue originating outside of the United States accounted for more than 10% of consolidated net revenue for the years ended December 31, 2021, 2020 and 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The following table represents total non-current assets, excluding deferred taxes, by geographic area for the years ended December 31, 2021 and 2020, respectively.

	December 31, 2021	December 31, 2020
United States	$51,809	$23,269
International	3,206	2,419
Total assets	$55,015	$25,688

No individual country with total non-current assets outside of the United States accounted for more than 10% of consolidated total assets as of December 31, 2021 and 2020.
NOTE 17. SUBSEQUENT EVENTS

On January 10, 2022, the Company entered into an Securities Purchase Agreement (“SPA”) with Disior LTD. (“Disior”) and completed an acquisition of substantially all of the operating and intangible assets of Disior, for total cash consideration of $18,000 at closing. The SPA also provided for potential earn-out consideration to the Seller in connection with the achievement of certain project milestones with various expiration dates through the second anniversary of the Closing Date. The earn-out has a maximum payment not to exceed $8,000, in the aggregate. If an individual milestone is not met by the specified milestone expiration date, the earn-out related to that specific milestone will not be paid. The acquisition was primarily funded by a $20,000 draw on the Company's term loan. The initial accounting for this acquisition was not complete at the time the financial statements were issued due to the timing of the acquisition. As a result, disclosures required for business combinations are not possible at this time.

On January 4, 2022 the Company closed on the purchase of its Headquarters located at 14445 Grasslands Drive, Englewood, CO for a purchase price of $18,300. Prior to the closing, the Company had leased the building from AMBAR Grasslands LLC (the “Seller”). The Company intends to finance a portion of the price paid for the Headquarters at a later date, subject to market conditions.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective at the reasonable assurance level because of a material weakness in our internal control over financial reporting as described below.

However, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that, notwithstanding the identified material weakness in our internal control over financial reporting, the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

In connection with the preparation of our financial statements for the years ended December 31, 2021, 2020 and 2019, management identified certain material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified during the audit process relate to the fact that we did not design or maintain an effective control environment, with the primary contributing factor being lack of adequate staffing with the appropriate technical accounting competency, training and experience to account for more complex accounting matters. This deficiency also resulted in inconsistently established authorities and responsibilities, including inadequate segregation of duties, and also contributed to the following additional deficiencies (each of which individually represents a material weakness) in our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

We are in the process of designing, implementing, and testing the operating effectiveness of measures to remediate the material weakness in our internal control over financial reporting. During the year ended December 31, 2021, we:

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We have adopted a code of ethics for directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Code of Business Conduct. This code is publicly available on our website at ir.paragon28.com under the Governance section. If we make any amendments to this code other than technical, administrative or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this code we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website at paragon28.com or in a Current Report on Form 8-K filed with the SEC.

We will provide the remaining information that is responsive to this Item 10 regarding our directors, executive officers and corporate governance in our definitive proxy statement not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K under the caption “Information About Directors,” “Section 16 (a) Beneficial Ownership Reporting Compliance” and possibly elsewhere therein. That information is incorporated in this Item 10 by reference.

Item 11. Executive Compensation.

We will provide information that is responsive to this Item 11 regarding executive compensation in our definitive proxy statement not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K under the caption “Executive Compensation,” and possibly elsewhere therein. That information is incorporated in this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We will provide information that is responsive to this Item 12 regarding ownership of securities by certain beneficial owners in our definitive proxy statement not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders,” and possibly elsewhere therein. That information is incorporated in this Item 12 by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We will provide information that is responsive to this Item 13 regarding transactions with related parties and director independence in our definitive proxy statement not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K under the caption “Certain Relationships and Related Transactions,” and possibly elsewhere therein. That information is incorporated in this Item 13 by reference.

Item 14. Principal Accounting Fees and Services.

We will provide information that is responsive to this Item 14 regarding principal accounting fees and services in our definitive proxy statement not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K under the caption “Principal Accountant Fees and Services,” and possibly elsewhere therein. That information is incorporated in this Item 14 by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
Documents filed as part of this report:
(1)
Financial Statements:

See Item 8 - Financial Statements and Supplementary Data of Part II of this Report.

(2)
Financial Statement Schedules

All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or related notes.

(3)
Exhibits required by Item 601 of Regulation S-K

The following exhibits are included within or incorporated herein by reference:

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

4.3*	Description of Paragon 28, Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1+	2021 Incentive Plan of Paragon 28, Inc (incorporated by reference from Exhibit 99.2(a) of registrant's registration statement Form S-8 filed on October 20, 2021).
10.4+	Omnibus Stock Option and Award Plan (incorporated by reference from Exhibit 10.4 of registrant's registration statement on Form S-1 filed on September 24, 2021).
10.4(a)+	Form of Award Agreement pursuant to Omnibus Stock Option and Award Plan (incorporated by reference from Exhibit 10.4(a) of registrant's registration statement on Form S-1 filed on September 24, 2021).
10.5	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.5 of registrant's registration statement on Form S-1/A filed on October 12, 2021).
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

10.15+	2021 Employee Stock Purchase Plan (incorporated by reference from Exhibit 99.3 of registrant's registration statement Form S-8 filed on October 20, 2021).
10.16*	Contract to Buy and Sell Real Estate
21.1	List of Subsidiaries (incorporated by reference from Exhibit 21.1 of registrant’s registration statement on Form S-1/A filed on September 29, 2021
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included in the signature page to this Form 10-K)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Indicates management contract or compensatory plan.

† The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the U.S. Securities and Exchange Commission and are not to be incorporated by reference into any filing of Paragon 28, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARAGON 28, INC.

Date: March 8, 2022	By:	/s/ Albert DaCosta
	Name:	Albert DaCosta
	Title:	Chief Executive Officer

PARAGON 28, INC.

Date: March 8, 2022	By:	/s/ Stephen M. Deitsch
	Name:	Stephen M. Deitsch
	Title:	Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Albert DaCosta and Stephen M. Deitsch, his attorneys-in-fact, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10 K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Albert DaCosta	Chief Executive Officer	March 08, 2022
Name

/s/ Stephen M. Deitsch	Chief Financial Officer	March 08, 2022
Name

/s/ Thomas Schnettler	Director	March 08, 2022
Name

/s/ Alfred Grunwald	Director	March 08, 2022
Name

/s/ Kristina Wright	Director	March 08, 2022
Name

/s/ Stephen Oesterle	Director	March 08, 2022
Name

/s/ Scott Drake	Director	March 08, 2022
Name

/s/ Kris Johnson	Director	March 08, 2022
Name