Form 10-Q
period 2022-03-31
Paragon 28, Inc.
filed 2022-05-09
CIK 1531978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value per share	FNA	The New York Stock Exchange

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

As of May 3, 2022, there were 76,449,162 shares of the registrant's common stock, $0.01 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology.

Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. Forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from those indicated (both favorably and unfavorably). These risks and uncertainties include, but are not limited to, those described in Part I – Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021, as well as our subsequent reports filed with the Securities and Exchange Commission. Caution should be taken not to place undue reliance on any such forward-looking statements. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Quarterly Report on Form 10-Q by these cautionary statements.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$93,647	$109,352
Trade receivables, less allowance for doubtful accounts of $1,310 and $1,032, respectively	27,653	25,939
Inventories, net	43,185	40,241
Income taxes receivable	622	920
Other current assets	3,448	3,078
Total current assets	168,555	179,530

Property and equipment, net	51,850	32,181

Intangible assets, net	21,350	16,505
Goodwill	26,672	6,329

Deferred income taxes	303	—

Total assets	$268,730	$234,545

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,877	$13,028
Accrued expenses	17,827	18,232
Other current liabilities	7,433	1,929
Current maturities of long-term debt	781	153
Income taxes payable	492	615
Total current liabilities	38,410	33,957

Long-term liabilities:
Long-term debt net, less current maturities	42,471	7,476
Other long-term liabilities	2,518	840
Deferred income taxes	302	78
Income taxes payable	527	—
Total liabilities	84,228	42,351

Commitments and contingencies (Note 12)

Stockholders' equity:
Common stock, $0.01 par value, 300,000,000 shares authorized; 77,362,681 and 77,360,806 shares issued, and 76,449,162 and 76,447,287 shares outstanding as of March 31, 2022 and December 31, 2021, respectively	763	763
Additional paid in capital	199,736	197,868
Accumulated deficit	(9,699)	(463)
Accumulated other comprehensive income	(316)	8
Treasury stock, at cost; 913,519 shares as of March 31, 2022 and December 31, 2021	(5,982)	(5,982)
Total stockholders' equity	184,502	192,194
Total liabilities & stockholders' equity	$268,730	$234,545

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Net revenue	$41,371	$33,104
Cost of goods sold	6,791	6,441
Gross profit	34,580	26,663

Operating expenses
Research and development costs	5,773	3,549
Selling, general, and administrative	37,242	23,396
Total operating expenses	43,015	26,945

Operating loss	(8,435)	(282)

Other expense
Other expense	(101)	(27)
Interest expense, net	(668)	(64)
Total other expense	(769)	(91)

Loss before income taxes	(9,204)	(373)
Income tax expense	32	154

Net loss	$(9,236)	$(527)
Less: cumulative dividends on Series B convertible preferred stock	—	(469)
Net loss attributable to common stockholders	$(9,236)	$(996)
Foreign currency translation adjustment	(324)	(538)
Comprehensive loss	$(9,560)	$(1,534)
Weighted average number of common stocks outstanding:
Basic	76,447,454	46,852,175
Diluted	76,447,454	46,852,175
Net loss per share attributable to common stockholders:
Basic	$(0.12)	$(0.02)
Diluted	$(0.12)	$(0.02)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED SERIES EQUITY & STOCKHOLDERS’ EQUITY

(in thousands, except for number of shares)

(unaudited)

									Accumulated
									Other		Total
	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive	Treasury	Stockholders'
For the Three Months Ended March 31, 2022	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Income	Stock	Equity
Balance, January 1, 2022	—	$—	—	$—	76,447,287	$763	$197,868	$(463)	$8	$(5,982)	$192,194
Net loss	—	—	—	—	—	—	—	(9,236)	—	—	(9,236)
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	—
Offering costs associated with initial public offering	—	—	—	—	—	—	(266)	—	—	—	(266)
Options exercised	—	—	—	—	1,875	—	12	—	—	—	12
Foreign currency translation	—	—	—	—	—	—	—	—	(324)	—	(324)
Stock-based compensation	—	—	—	—	—	—	2,122	—	—	—	2,122
Balance, March 31, 2022	—	$—	—	$—	76,449,162	$763	$199,736	$(9,699)	$(316)	$(5,982)	$184,502

									Accumulated
									Other		Total
	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional	Retained	Comprehensive	Treasury	Stockholders'
For the Three Months Ended March 31, 2021	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in-Capital	Earnings	Income	Stock	Equity
Balance, January 1, 2021	13,812,500	$4,250	6,608,700	$36,842	46,738,540	$467	$22,107	$12,418	$823	$(5,422)	$30,393
Net loss	—	—	—	—	—	—	—	(527)	—	—	(527)
Issuance of common stock	—	—	—	—	151,515	1	1,000	—	—	—	1,001
Common stock repurchase	—	—	—	—	(85,050)	(1)	—	—	—	(560)	(561)
Series B convertible preferred stock dividend	—	—	—	469	—	—	—	(469)	—	—	(469)
Options exercised	—	—	—	—	81,800	1	97	—	—	—	98
Foreign currency translation	—	—	—	—	—	—	—	—	(538)	—	(538)
Stock-based compensation	—	—	—	—	—	—	858	—	—	—	858
Balance, March 31, 2021	13,812,500	$4,250	6,608,700	$37,311	46,886,805	$468	$24,062	$11,422	$285	$(5,982)	$30,255

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(9,236)	$(527)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,030	1,739
Allowance for doubtful accounts	600	205
Provision for (reversal of) excess and obsolete inventories	(643)	977
Stock-based compensation	2,122	858
Amortization of debt issuance costs	71	17
Change in fair value of earnout liabilities	80	—
Deferred income taxes	(340)	88
Loss on disposal of property and equipment	898	170
Other	(322)	159
Changes in other assets and liabilities, net of acquisitions:
Accounts receivable	(2,240)	527
Inventories	(2,329)	(3,979)
Other current assets	(3)	(191)
Accounts payable	(1,178)	1,517
Accrued expenses and other current liabilities	(682)	1,852
Income tax receivable/payable	669	274
Net cash (used in) provided by operating activities	(9,503)	3,686

Cash flows from investing activities
Purchases of property and equipment	(23,036)	(3,033)
Proceeds from sale of property and equipment	305	191
Purchases of intangible assets	(704)	(173)
Acquisition of Disior, net of cash received	(18,201)	—
Net cash used in investing activities	(41,636)	(3,015)

Cash flows from financing activities
Proceeds from draw down on term loan	20,000	—
Proceeds from issuance of long-term debt	16,000	—
Payments on long-term debt	(37)	(560)
Payments of debt issuance costs	(405)	—
Proceeds from issuance of common stock	—	1,001
Payments on treasury stock repurchased	—	(561)
Proceeds from exercise of stock options	12	98
Net cash provided by (used in) financing activities	35,570	(22)

Effect of exchange rate changes on cash	(136)	(470)
Net (decrease) increase in cash	(15,705)	179
Cash at beginning of period	109,352	17,501
Cash at end of period	$93,647	$17,680

Supplemental disclosures of cash flow information:
Cash paid for taxes	$—	$—
Cash paid for interest	273	68
Purchase of property and equipment included in accounts payable	1,804	1,368
Series B convertible preferred stock dividend	—	469

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

Initial Public Offering

In October, 2021, the Company completed its initial public offering (“IPO”), in which it issued and sold 8,984,375 shares of its common stock at the public offering price of $16.00 per share, including 1,171,875 shares of its common stock upon the exercise of the underwriters’ option to purchase additional shares. The Company received net proceeds after deducting underwriting discounts and commissions and offering expenses of $129,118. In connection with the IPO, all of the shares of the Company’s outstanding convertible preferred stock automatically converted into an aggregate of 20,421,200 shares of the common stock.

Basis of Presentation and Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of Paragon 28, Inc. and its subsidiaries, all of which are wholly-owned. The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information required by U.S. GAAP for complete financial statements. The interim Condensed Consolidated Financial Statements reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair representation of the results for the periods presented and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2021, which include a complete set of footnote disclosures, including our significant accounting policies. The audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2021 are included in the Company’s Annual filing on Form 10-K filed with the SEC on March 8, 2022. The results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period. All intercompany balances and transactions have been eliminated in consolidation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Any changes in these estimates will be reflected in the Company’s Condensed Consolidated Financial Statements. Significant items subject to such estimates and assumptions include the determination of the collectability of trade receivables, inventory obsolescence, impairment of long-lived assets, recoverability of goodwill and intangible assets, contingent earn-out liabilities, income taxes and stock-based compensation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

Foreign Currency Translation

The Condensed Consolidated Financial Statements are presented in U.S. dollars. The Company’s non-U.S. subsidiaries have a functional currency (i.e., the currency in which operational activities are primarily conducted) that is other than the U.S. dollar, generally the currency of the country in which such subsidiaries are domiciled. Such subsidiaries’ assets and liabilities are translated into U.S. dollars at quarter-end exchange rates, while revenue and expenses are translated at average exchange rates during the quarter based on the daily closing exchange rates. Adjustments that result from translating amounts from a subsidiary’s functional currency to U.S. dollars are reported in Accumulated Other Comprehensive (Loss) Income, net of tax.

Business Combinations

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

Trade Receivables, Less Allowance for Doubtful Accounts

The Company estimates an allowance for doubtful accounts based upon an evaluation of the current status of receivables, historical experience, and other factors as necessary. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. The allowance for doubtful accounts was $1,310 and $1,032 as of March 31, 2022 and December 31, 2021, respectively.

Inventories, Net

The Company estimates a reserve for obsolete and slow-moving inventory based on current inventory levels, historical sales and future projected demand. Charges (benefit) for excess and obsolete inventory are included in Cost of goods sold and were $(643) and $977 for the three months ended March 31, 2022 and 2021, respectively. The inventory reserve was $16,002 and $19,374 as of March 31, 2022 and December 31, 2021, respectively.

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

Amortizable intangible assets are assessed for impairment upon triggering events that indicate that the carrying value of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount to future net undiscounted cash flows expected to be generated by the associated asset. If the asset’s carrying value is determined to not be recoverable, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair market value of the intangible assets. No impairment charges were recorded in any of the periods presented.

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

Contingent Earn-out Consideration

Business combinations may include contingent earn-out consideration as part of the purchase price under which the Company will make future payments to the seller upon the achievement of certain milestones. The fair value of the contingent earn-out consideration is estimated as of the acquisition date at the present value of the expected contingent payments and is subsequently remeasured at each balance sheet date. Two methodologies may be considered in the valuation: the scenario-based model (“SBM”) and Monte Carlo simulation. The SBM relies on multiple outcomes to estimate the likelihood of future payoff of the contingent consideration. The resulting earnout payoff is then probability-weighted and discounted at an appropriate risk adjusted rate in order to arrive at the present value of the expected earnout payment. The Monte Carlo simulation is used to value the non-linear contingent considerations based on projected financial metrics. Each trial of the Monte Carlo simulation draws a value from the assumed distribution for the underlying metric. The earnout payoff for each simulation trial is calculated based on that particular simulated path for the underlying metrics and then discounted to present value using the risk-free rate, adjusted for counterparty credit risk. The value of the earnout is estimated as the average value from all simulation trials. The fair value estimates use unobservable inputs that reflect our own assumptions as to the ability of the acquired business to meet the targeted benchmarks and discount rates used in the calculations. The unobservable inputs are defined in ASC Topic 820, “Fair Value Measurements and Disclosures,” as Level 3 inputs.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

Revenue Recognition

Revenue is recorded when our performance obligation is satisfied which is when our customers take title of the product, and typically when the product is used in surgery. As such, the timing of revenue recognition may differ from the timing of invoicing to our customers. We have recorded unbilled accounts receivable related to this timing difference of $3,382 and $3,637 as of March 31, 2022 and December 31, 2021, respectively.

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

NOTE 3. BUSINESS COMBINATIONS

Disior

On January 10, 2022 ("Disior Acquisition Date"), the Company entered into a Securities Purchase Agreement (“SPA”) with Disior LTD. (“Disior”) and acquired 100% of the outstanding equity of Disior (the "Disior Acquisition"). Disior is a leading three-dimensional analytics pre-operative planning software company based in Helsinki, Finland, focused on the complex foot and ankle anatomy. The Disior Acquisition allowed the Company to broaden its capabilities within the pre-operative and intra-operative stages of the foot and ankle care and expand the Company's Smart 28 ecosystem.

The aggregate purchase price of the Disior Acquisition was approximately $25,943 inclusive of an earn-out provision with a fair value of $6,550 and certain net working capital adjustments and deferred payments totaling a net receivable of $81. The SPA provided for potential earn-out consideration to the seller in connection with the achievement of certain milestones with various expiration dates through the second anniversary of the Disior Acquisition Date. The earn-out has a maximum payment not to exceed $8,000 in the aggregate. If an individual milestone is not met by the specified milestone expiration date, the earn-out related to that specific milestone will not be paid. The acquisition was primarily funded by a $20,000 draw on the Company's term loan.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

The Company has accounted for the acquisition of Disior under ASC Topic 805, Business Combinations (“ASC 805”). Disior’s results of operations are included in the Condensed Consolidated Financial Statements beginning after January 10, 2022, the Disior Acquisition Date.

The following table summarizes the purchase price:

Consideration Paid
Cash consideration	$19,393
Contingent consideration	6,550
Total consideration	$25,943

Acquisition-related costs, which consisted of fees incurred for advisory, legal, and accounting services, were $743 and were included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2022.

Certain amounts recorded in connection with the Disior Acquisition are still considered preliminary as we continue to gather the necessary information to finalize our fair value estimates and provisional amounts. Provisional amounts include items related to working capital adjustments, identified intangibles, and earnout consideration.

During the measurement period, which is up to one year from the Disior Acquisition Date, we may adjust provisional amounts that were recognized at the Disior Acquisition Date to reflect new information obtained about facts and circumstances that existed as of the Disior Acquisition Date.

The preliminary purchase price allocation for Disior, which may be adjusted by material amounts as we finalize our fair value estimates and provisional amounts, was as follows:

Assets acquired:
Cash and cash equivalents	$1,192
Other current assets	410
Intangible assets	4,900
Goodwill	20,343
Total assets acquired	$26,845

Liabilities assumed:
Accruals and other current liabilities	$615
Deferred tax liabilities, net	287
Total liabilities assumed	$902
Net assets acquired	$25,943

Identified intangible assets consist of tradenames and developed technology. The fair value of each were determined with the assistance of an external valuation specialist using a combination of the income, market, cost approach, and relief from royalty rate method, in accordance with ASC 805. The purchase consideration was allocated to the identifiable net assets acquired based on estimated fair values at the date of the acquisition. The purchase consideration and its allocation are preliminary and may be adjusted to reflect new information obtained about facts and circumstances that existed as of the acquisition date. The excess of the fair value of the purchase consideration over the fair value of the identifiable assets and liabilities, if any, was recorded as goodwill. The goodwill is attributable to the expected synergies with the Company’s existing operations. The useful life on intangible assets was determined by management to be in line with the Company’s policy on intangible assets. Both determinations are outlined in the table below:

	Fair Value	Estimated Useful Life (in years)
Developed Technology	$4,500	12
Tradenames	400	Indefinite
	$4,900

The entire amount of the purchase price allocated to goodwill will not be deductible for income tax purposes under the Finnish Income Tax Act.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

There is no supplemental proforma presentation of operating results of the acquisition of Disior due to the immaterial impact on the Company’s Consolidated operations for the three months ended March 31, 2021.

Additive Orthopaedics

On May 28, 2021 (“Closing Date”), the Company entered into an Asset Purchase Agreement (“APA”) with Additive Orthopaedics, LLC (“Additive” or “Seller”) and completed an acquisition of substantially all of the operating and intangible assets of Additive, for total cash consideration of $15,000 at closing. The APA also provided for potential earn-out consideration to the Seller in connection with the achievement of certain milestones, including both project-based and revenue-based milestones, with various expiration dates through the fourth anniversary of the Closing Date. The earn-out has a maximum payment not to exceed $9,500, in the aggregate. If an individual milestone is not met by the specified milestone expiration date, the earn-out related to that specific milestone will not be paid. The contingent earn-out consideration had an estimated fair value of $2,870 as of the Closing Date. Acquisition related costs were approximately $822 during the year ended December 31, 2021 and were included in Selling, general, and administrative expenses in the Consolidated Statements of Operations and Comprehensive (Loss) Income. No acquisition related costs were incurred in the three months ended March 31, 2022 and 2021.

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

The following table summarizes the purchase consideration transferred in connection with the acquisition of Additive and consists of the following:

Consideration Paid
Cash consideration	$15,000
Contingent consideration	2,870
Total consideration	$17,870

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the Closing Date:

Assets acquired:
Accounts receivable	$761
Inventory	113
Intangible assets	11,560
Goodwill	6,329
Total Assets Acquired	18,763

Liabilities assumed:
Accounts payable	796
Accrued expenses	$97
Total Liabilities Assumed	893
Net assets acquired	$17,870

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

Identified intangible assets consist of noncompete arrangements, customer relationships, and developed technology. The fair value of each were determined with the assistance of an external valuation specialist using a combination of the income, market, and asset approach, in accordance with ASC 805. The purchase consideration was allocated to the identifiable net assets acquired based on estimated fair values at the date of the acquisition. As of March 31, 2022, the purchase consideration and its allocation are final. The excess of the fair value of the purchase consideration over the fair value of the identifiable assets and liabilities, if any, was recorded as goodwill. The goodwill is attributable to the expected synergies with the Company’s existing operations. The entire amount of the purchase price allocated to goodwill will be deductible for income tax purposes pursuant to Internal Revenue Code Section 197 over a 15-year period. The useful life determination was made by management in line with the Company’s policy on assets. Both determinations are outlined in the table below:

	Fair Value	Estimated Useful Life (in years)
Noncompete arrangements	$30	3
Customer relationships	240	3
Developed technology	11,290	12
	$11,560

There is no supplemental proforma presentation of operating results of the acquisition of Additive due to the immaterial impact on the Company’s Consolidated operations for the three months ended March 31, 2021.

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

As of March 31, 2022 and December 31, 2021, goodwill was $26,672 and $6,329, respectively; the activity is as follows:

Balance, December 31, 2021	$6,329
Acquisitions	20,343
Balance, March 31, 2022	$26,672

Intangibles

Intangible assets as of March 31, 2022 are as follows:

	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and tradenames, indefinite-lived	Indefinite	$813	—	$813
Patents, definite-lived	13.2	6,039	1,532	4,507
Customer relationships	3-7	1,178	99	1,079
Developed technology	12	15,790	866	14,924
Other intangibles	3	35	8	27
Total intangible assets, net		$23,855	$2,505	$21,350

Intangible assets, excluding the Disior intangible assets, increased $704 during the three months ended March 31, 2022 due to the purchase of new patents and additional legal fees associated with our patents and trademarks.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

Intangible assets as of December 31, 2021, are as follows:

	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks, indefinite-lived	Indefinite	$413	—	$413
Patents, definite-lived	13.2	5,335	1,133	4,202
Customer relationships	3-7	1,167	47	1,120
Developed technology	12	11,290	549	10,741
Other intangibles	3	35	6	29
Total intangible assets, net		$18,240	$1,735	$16,505

Amortization expense is included in Selling, general, and administrative expenses and was $771 and $30 for the three months ended March 31, 2022 and 2021, respectively.

Expected future amortization expense is as follows:

2022 (Remaining)	$1,926
2023	1,707
2024	1,657
2025	1,616
2026	1,616
2027	1,615

No impairment charges related to intangibles and goodwill were recorded for the three months ended March 31, 2022 and 2021.

NOTE 5. CONTINGENT EARN-OUT CONSIDERATION

The following table provides a reconciliation of our Level 3 earn-out liabilities for the three months ended March 31, 2022:

Balance, December 31, 2021	$2,310
Acquisition date fair value of earn-out liabilities	6,550
Change in fair value of earn-out liabilities	80
Balance, March 31, 2022	$8,940

The current portion of contingent earn-out liability is included in Other-current liabilities and the non-current portion is included in Other long-term liabilities on the Condensed Consolidated Balance Sheets. As of March 31, 2022, the current portion was $7,422. During the three months ended March 31, 2022, we reassessed the estimate of the earn-out liabilities which resulted in an increase of $80 classified as other expense within the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss). We made no cash payments for contingent earn-out consideration during the three months ended March 31, 2022.

NOTE 6. DEBT

Long-term debt as of March 31, 2022 and December 31, 2021 consists of the following:

	March 31, 2022	December 31, 2021
MidCap Term Loan	$30,000	$10,000
Bank of Ireland Note Payable	203	245
Vectra Term Loan Facility	16,000	—
	$46,203	$10,245
Less: deferred issuance costs	(2,951)	(2,616)
Total debt, net of issuance costs	43,252	7,629
Less: current portion	(781)	(153)
Long-term debt, net, less current maturities	$42,471	$7,476

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

MidCap Credit Agreements

On May 6, 2021, the Company entered into a new credit agreement with MidCap Financial Trust to provide a total of $70,000 including up to a $30,000 revolving loan (“MidCap Revolving Loan”) and up to a $40,000 term loan (“MidCap Term Loan”), secured by substantially all the Company’s assets, debt, and equity (“MidCap Credit Agreements”). The MidCap Term Loan is comprised of two tranches, the first of which provides a commitment amount of $10,000, and the second a commitment of $30,000. The MidCap Term Loan and Midcap Revolving Loan bear a variable interest rate of LIBOR plus 6% and LIBOR plus 3%, respectively, and mature on the earlier of May 1, 2026 or a change in control event (the "Termination Date"). The entire principal balances of the MidCap Revolving Loan and MidCap Term Loan are due on the Termination Date. Interest payments are payable monthly, with optional principal prepayments allowed under the MidCap Credit Agreements. The Midcap Loan Agreements require us to maintain minimum net product sales and minimum consolidated EBITDA, (each term as defined in the Midcap Loan Agreements), for the preceding twelve month period. On March 24, 2022, in connection with the Zions Facility discussed below, the Company amended the Midcap Credit Agreements changing the covenant requirements from a monthly to a quarterly test. As of March 31, 2022, we were in compliance with all financial covenants under the Midcap Credit Agreements. Total debt issuance costs associated with the MidCap Credit Agreements was $2,799. Amortization expense associated with such debt issuance costs totaled $71 for the three months ended March 31, 2022, and is included in Interest expense on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

Vectra Bank Colorado Loan Agreements

On March 27, 2020, the Company entered into an Amended and Restated Loan Agreement (the “Vectra Loan Agreement”) with Vectra Bank Colorado. The Vectra Loan Agreement refinanced the Company's existing Term Loan and existing Buyout Loan into a single term loan in the aggregate principal amount of $6,802 (the “2020 Term Loan”) and increased the maximum principal amount of the existing Revolving Loan to $15,000 (the 2020 Revolving Loan and together with the 2020 Term Loan, “2020 Loans”). The maturity date for both loans was September 30, 2020 and it was subsequently extended to October 5, 2023. The Vectra Loan Agreement was secured by substantially all the Company’s assets. The Vectra Loan Agreement contained financial and other customary covenants and bore an interest rate of 3%. The Company repaid the 2020 Loans in 2021 in connection with entering into the Midcap Term Loan Agreement described above.

On March 24, 2022 the Company entered into a secured term loan facility (the “Zions Facility”) with Zions Bancorporation, N.A. dba Vectra Bank Colorado in the principal amount of $16,000. The loans under the Zions Facility (i) bear interest at a variable rate per annum equal to the sum of (a) a one-month Term SOFR based rate, plus (b) 1.75%, adjusted on a monthly basis and (ii) mature on March 24, 2037. Principal and interest payments are payable monthly, with optional prepayments allowed without premium or penalty. The Zions Facility includes a financial covenant requiring the Company to maintain a minimum fixed charge coverage ratio of 1.15 to 1.00, measured on a trailing four quarter basis as of the last day of each fiscal quarter. As of March 31, 2022, the Company was in compliance with this covenant. Total debt issuance costs associated with the Zions Facility was $152. Amortization expense associated with such debt issuance costs totaled $0 for the three months ended March 31, 2022, due to the timing of the closing date of the loan.

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

NOTE 7. CONVERTIBLE PREFERRED SERIES EQUITY AND STOCKHOLDERS’ EQUITY

On October 8, 2021, the Company filed a certificate of amendment with the Secretary of State of the State of Delaware, pursuant to which, the Company effected a 5-for-1 forward stock split of the Company’s authorized, issued and outstanding common stock, the Company’s authorized, issued and outstanding Series A convertible preferred stock, and the Company’s authorized, issued and outstanding Series B convertible preferred stock (the “Stock Split”). All share amounts and per share data presented in the accompanying Consolidated Financial Statements have been retrospectively adjusted to reflect the forward stock split for all periods presented. Under its Amended and Restated Certificate of Incorporation, the Company has a total of 310,000,000 shares of capital stock authorized for issuance, consisting of 300,000,000 shares of common stock, par value of $0.01 per share, and 10,000,000 new shares of convertible preferred stock, par value of $0.0001 per share.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

Common Stock

In October 2021, the Company completed its initial public offering ("IPO"), in which it issued and sold 8,984,375 shares of its common stock at the public offering price of $16.00 per share, including 1,171,875 shares of its common stock upon exercise of the underwriters' option to purchase additional shares.

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

Treasury Stock

The Company purchased a total of 0 and 85,050 shares of its common stock during the three months ended March 31, 2022 and 2021, respectively, for $0 and $561, respectively. All repurchased shares were recorded in Treasury stock at cost.

NOTE 8. EARNINGS (LOSS) PER SHARE

Basic net (loss) income per share is computed by dividing net (loss) income attributable to common stockholders (the numerator) by the weighted average number of common stock outstanding for the period (the denominator). Diluted net income per common stock attributable to common stockholders is computed by dividing net income by the weighted average number of common stocks outstanding during the period adjusted for the dilutive effects of common stock equivalents using the treasury stock method or the method based on the nature of such securities. In periods when losses from continuing operations are reported, the weighted-average number of common stock outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. The computation of net loss per share for the three months ended March 31, 2022 and 2021, respectively was as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2022	2021
Net loss attributable to common stockholders
Net loss attributable to Paragon 28, Inc.	$(9,236)	$(527)
Less: Dividends on Series B convertible preferred stock	—	(469)
Net loss attributable to common stockholders	$(9,236)	$(996)

Weighted-average common stock outstanding:
Basic	76,447,454	46,852,175
Diluted	76,447,454	46,852,175

Loss per share:
Basic	$(0.12)	$(0.02)
Diluted	$(0.12)	$(0.02)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

The following outstanding potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their impact would have been antidilutive for the period presented:

	Three Months Ended March 31,
	2022	2021
Stock options	7,955,083	5,063,987
Restricted stock units	79,886	—

NOTE 9. STOCK-BASED COMPENSATION

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”) was adopted by the Company’s Board of Directors on October 8, 2021. The 2021 Plan was adopted by the Company’s stockholders on October 19, 2021 and became effective on the date prior to the first date of the effectiveness of the registration statement on Form S-1 filed by the Company. The ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 1,329,040 shares of the Company’s common stock. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2022 and ending on January 1, 2031, by the lesser of 1% of all classes of the Company’s common stock outstanding on the immediately preceding December 31, or such smaller number of shares as determined by the Company’s Board or the committee. On January 1, 2022, the number of shares reserved and available for issuance for the ESPP was increased by 764,473 shares. As of March 31, 2022, no shares have been issued under the ESPP and 2,093,513 shares remained available for issuance.

2021 Incentive Award Plan

The 2021 Incentive Award Plan (“2021 Plan”) was adopted by the Company’s Board of Directors on October 8, 2021. The 2021 Plan was adopted by the Company’s stockholders on October 19, 2021 and became effective on the date prior to the first date of the effectiveness of the registration statement on Form S-1 filed by the Company. The 2021 Plan authorizes the Company to issue an initial aggregate maximum number of shares of common stock equal to (i) 7,641,979 shares plus (ii) a number of shares that are available for issuance under the 2011 Plan plus (iii) any shares that are subject to 2011 Plan that become available for issuance (via expiration, forfeitures, etc.) plus (iv) an increase commencing on January 1, 2022 and continuing annually on the anniversary thereof through January 1, 2031, equal to the lesser of (a) 5% of the shares of all classes of the Company’s common stock outstanding on the last day of the immediately preceding calendar year or (b) such smaller number of shares as determined by the Company’s Board or the committee. On January 1, 2022, the number of shares reserved and available for issuance for the 2021 Plan was increased by 3,822,364 shares. As of March 31, 2022, the Company had reserved 10,802,073 shares of common stock for future grants.

Stock Options

There were 154,500 and 401,250 options granted during the three months ended March 31, 2022 and 2021, respectively.

During the three months ended March 31, 2022 and 2021, the Company recognized $2,014 and $858, respectively, of compensation expense related to stock options. Stock-based compensation expenses are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

The Company received cash in the amount of $12 and $98 from the exercise of stock options for the three months ended March 31, 2022 and 2021, respectively. The tax benefit from equity options exercised was $3 and $22 for the three months ended March 31, 2022 and 2021, respectively.

During the three months ended March 31, 2022, the Company granted certain officers and contractors of the Company an aggregate of 154,500 time-based options at a weighted average strike price of $15.05.

During the three months ended March 31, 2021, the Company granted certain officers and contractors of the Company an aggregate of 401,250 time-based options at a weighted average strike price of $6.49.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

Below are the assumptions used for the three months ended March 31, 2022 and 2021 in determining the fair value of each option award:

	Three Months Ended March 31,
	2022	2021
Expected volatility	57%	54%
Expected dividends	—	—
Expected term (in years)	6.25	5.75
Risk-free rate	1.69%	0.47%

The aggregate intrinsic value of the options outstanding as of March 31, 2022 is $60,865. The aggregate intrinsic value of vested and exercisable options as of March 31, 2022 is $45,892. The weighted average fair value of options granted during the three months ended March 31, 2022 and 2021 was $8.25 and $3.22, respectively, on the dates of grant.

As of March 31, 2022, there was approximately $25,391 total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over a weighted average period of 2.75 years.

The following summarizes the Company’s stock option plan and the activity for the three months ended March 31, 2022:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding, December 31, 2021	7,953,018	$9.02	8.16
Granted	154,500	15.05
Exercised	(1,875)	6.60
Forfeited or expired	(150,560)	11.36
Outstanding, March 31, 2022	7,955,083	$9.09	7.94
Exercisable, March 31, 2022	3,703,963	$4.35	6.39
Vested and expected to vest at March 31, 2022	7,955,085	$9.09	7.94

Restricted Stock Units

During the three months ended March 31, 2022, no Restricted Stock Units (“RSUs”) were granted, vested or forfeited resulting in 79,886 unvested RSUs outstanding as of March 31, 2022.

The grant date fair value for RSUs is the market price of the common stock on the date of grant. The total fair value of RSUs vested during the three months ended March 31, 2022 and 2021 was $0 for both periods.

During the three months ended March 31, 2022 and 2021, the Company recognized $108 and $0, respectively, of compensation expense related to RSUs. Stock-based compensation expenses are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

As of March 31, 2022, there was approximately $1,232 total unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted average period of 3.59 years.

NOTE 10. EMPLOYEE BENEFIT PLAN

The Company sponsors a defined contribution plan for eligible employees who are 21 years of age with three months of service can voluntarily contribute up to 100% of their eligible compensation. The Company has elected a Safe Harbor plan in which the Company must contribute 3% of eligible compensation. In addition, the Company may make discretionary contributions which are determined and authorized by the Board of Directors each plan year. The Company made matching contributions to its employee benefit plan of $912 and $632 for the three months ended March 31, 2022 and 2021, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

NOTE 11. INCOME TAXES

The effective tax rates for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,
	2022	2021
Effective tax rate	(0.356%)	(42.628%)

For the three months ended March 31, 2022 and 2021, the Company recorded tax expense of $32 and $154, respectively.

The Company’s 2022 and 2021 income tax expense and rates differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of the U.S. jurisdiction that has a full valuation allowance recorded on U.S. and Finnish deferred tax assets. In addition, the tax rate is lower than the U.S. statutory federal tax rate as a result of foreign earnings that are taxed at lower tax rates.

The Company continues to monitor the realization of its deferred tax assets and assesses the need for a valuation allowance. The Company analyzes available positive and negative evidence to determine if a valuation allowance is needed based on the weight of the evidence. This objectively verifiable evidence includes the current & prior two years' profit and loss positions after considering pre-tax book income plus or minus permanent adjustments as well as other positive & negative evidence available. This process requires management to make estimates, assumptions, and judgments that are uncertain in nature. The Company has established a valuation allowance with respect to deferred tax assets in the U.S. and Finland and continues to monitor and assess potential valuation allowances in all its jurisdictions.

NOTE 12. COMMITMENTS AND CONTIGENCIES

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

NOTE 13. RELATED PARTY TRANSACTIONS

The Company has a license agreement dated July 1, 2017 for certain intellectual property with an entity that is affiliated with one of the directors of the Company, under which the Company pays a royalty of four percent (4%) of net revenue related to the licensed intellectual property for the 15 years following the date of first sale, including a minimum annual payment of $250. The term of the agreement is 20 years, and automatically renews for five-year periods thereafter. Payments to the entity under this license agreement totaled $163 and $139 for the three months ended March 31, 2022 and 2021, respectively. Amounts payable to this entity as of March 31, 2022 and December 31, 2021 were $63 and $163, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

The Company paid professional services fees to a related party totaling $125 and $154 for the three months ended March 31, 2022 and 2021, respectively, and are included in Selling, general, and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Amounts payable as of March 31, 2022 and December 31, 2021 to this related party were $83 and $66, respectively.

NOTE 14. SEGMENT AND GEOGRAPHIC INFORMATION

The following table represents total net revenue by geographic area, based on the location of the customer for the three months ended March 31, 2022 and 2021, respectively.

	Three Months Ended March 31,
	2022	2021
United States	$36,023	$29,134
International	5,348	3,970
Total net revenue	$41,371	$33,104

No individual country with net revenue originating outside of the United States accounted for more than 10% of consolidated net revenue for three months ended March 31, 2022 and 2021.

The following table represents total non-current assets, excluding deferred taxes, by geographic area as of March 31, 2022 and December 31, 2021, respectively.

	March 31, 2022	December 31, 2021
United States	$71,203	$51,809
International	28,669	3,206
Total assets	$99,872	$55,015

No individual country with total non-current assets outside of the United States accounted for more than 10% of consolidated total assets as of March 31, 20221 and December 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes thereto included in Part I-Item 1 of this Quarterly Report on Form 10-Q. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in these forward-looking statements. See “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

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

Our broad commercial footprint spans across all 50 states of the United States and 23 other countries. In the United States we primarily sell to hospitals and ambulatory surgery centers through a network of primarily independent sales representatives, the majority of whom are exclusive. Outside the United States we primarily sell to hospitals and ambulatory surgery centers through a network of sales representatives and stocking distributors. We plan to efficiently grow our sales organization and network to expand into new territories in the United States. We are also highly focused on expanding our global network by expanding our sales footprint in existing and select new international markets based on our assessment of size and opportunity.

We currently leverage multiple third-party manufacturing relationships to ensure low cost production while maintaining a capital efficient business model. We have multiple sources of supply for many of our surgical solutions’ critical components. Nearly all of our supply agreements do not have minimum manufacturing or purchase obligations. As such, we generally do not have any obligation to buy any given quantity of products, and our suppliers generally have no obligation to sell to us or to manufacture for us any given quantity of our products or components for our products. In most cases, we have redundant manufacturing capabilities for each of our products although we are starting to experience some inflationary pressure and extended lead times, primarily limited to raw materials and labor. Except during the height of the COVID-19 pandemic, we have not experienced any significant difficulty obtaining our products or components for our products necessary to meet demand, and we have only experienced limited instances where our suppliers had difficulty supplying products by the requested delivery date. We believe manufacturing capacity is sufficient to meet market demand for our products for the foreseeable future.

Net revenue increased from $33.1 million for three months ended March 31, 2021 to $41.4 million for the three months ended March 31, 2022, an increase of 25%.

Net loss increased from $0.5 million for the three months ended March 31, 2021 to a net loss of $9.2 million for the three months ended March 31, 2022.

Adjusted EBITDA decreased from $2.3 million for the three months ended March 31, 2021 to negative $3.3 million for the three months ended March 31, 2022. Adjusted EBITDA is not a financial measure under U.S. generally accepted accounting principles (GAAP). See “—Non-GAAP Financial Measures” for an explanation of how we compute this non-GAAP financial measure and for the reconciliation to the most directly comparable GAAP financial measure.

As of December 31, 2021 and March 31, 2022, we had cash of $109.4 million and $93.7 million and an accumulated deficit of $(0.5) million and $(9.7) million, respectively. Our primary sources of capital from inception through March 31, 2022 have been from cash flows from operations, private placements of securities, proceeds from our public offering and the incurrence of indebtedness.

We believe that our existing cash and available debt borrowings will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months.

We have made significant investments in both research and development and in the expansion of our sales and marketing functions, and expect to continue to make substantial investments in these areas. We have also made significant investments in general and administrative expense as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the United States Securities and Exchange Commission (SEC) and the NYSE listing standards, additional insurance expenses, investor relations activities, and other administrative and professional services. We do not expect to make significant incremental investments in general administrative expense. As a result of these and other factors, although not anticipated at this time, we may require additional financing to fund our operations and planned growth. We may also seek additional financing opportunistically. We may seek to raise any additional capital by entering into partnerships or through public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. If we raise additional funds by issuing equity securities, our stockholders may experience dilution.

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

Continued Commercial Expansion in the United States and International Markets

In sales and marketing, we are also dedicating meaningful resources to expand our commercial team in the United States and in international markets. Our top commercial priorities in the United States include sales force expansion, expansion of our surgeon customer base, sales force channel productivity and increasing surgeon utilization. Our top commercial priorities in the international markets include expanding our market share in existing countries and targeting new countries where we can maximize strong average selling price (ASP) and margins. Our current expansion targets include Brazil, Canada, Colombia, Germany, Italy and Japan. This process requires significant education and training for our commercial team to achieve the level of technical competency with our products that is expected by physicians and to gain experience building demand for our products. Upon completion of the training, our commercial team typically requires time in the field to grow their network of accounts and increase their productivity to the levels we expect. Successfully recruiting, training and retaining additional sales representatives will be required to achieve growth, which will require significant investments by us.

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

Impact of COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, and in response, certain states within the United States implemented shelter-in-place rules requiring elective surgical procedures to be delayed. As a result, our revenue growth was adversely impacted particularly from March 2020 through May 2020 until such shelter-in-place restrictions were eased. Early in the first quarter of 2022, the Omicron variant of COVID 19 led to a deferral of surgeries with those headwinds beginning to decrease in mid-February. Absent a resurgence in headwinds, we expect the elective procedure environment to continue to improve; however, the pandemic has led to severe disruptions in the market, supply chain and the global and United States economies that may continue. We cannot reasonably estimate the length or severity of these impacts on our business.

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

Reconciliation Between GAAP and Non-GAAP Measure

We define Adjusted EBITDA as earnings before interest expense, income tax expense(benefit), depreciation and amortization, stock-based compensation expense, non-recurring expenses and certain other non-cash expenses. For a full reconciliation of Adjusted EBITDA for the three months ended March 31, 2022 and 2021 to net income (loss) as the most comparable GAAP financial measure, please see the following table.

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net loss	$(9,236)	$(527)
Interest expense	668	64
Income tax expense	32	154
Depreciation and amortization expense	3,030	1,739
Stock based compensation expense	2,122	858
Change in fair value of earnout liability (1)	80	—
Adjusted EBITDA	$(3,304)	$2,288

(1) Represents non-cash change in the fair value of earnout liability for the three months ended March 31, 2022

Components of Our Results of Operations

Net Revenue

We derive our revenue from the sale of our foot and ankle orthopedic solutions, primarily implants. We also record as revenue any amounts billed to customers for shipping costs and record as cost of goods sold the actual shipping costs. We have elected to exclude from the measurement of the transaction price all taxes, such as sales, use, value-added, assessed by government authorities and collected from a customer. Therefore, revenue is recognized net of such taxes. No single customer accounted for 10% or more of our net revenue in the three months ended March 31, 2022 and 2021. We expect our net revenue to increase in the foreseeable future as we expand our sales territories, add new customers and increase the utilization of our products by our existing customers, though net revenue may fluctuate from quarter to quarter due to a variety of factors, including availability of reimbursement, the size and success of our sales force, the number of hospitals and physicians who are aware of and use our products and seasonality.

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

Results of Operations

For the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the period presented below:

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(in thousands)
Net revenue	$41,371	$33,104	$8,267	25%
Cost of goods sold	6,791	6,441	350	5%
Gross profit	34,580	26,663	7,917	30%
Operating expenses
Research and development	5,773	3,549	2,224	63%
Selling, general, administrative	37,242	23,396	13,846	59%
Total operating expenses	43,015	26,945	16,070	60%
Operating loss	(8,435)	(282)	(8,153)	*
Other expense	(101)	(27)	(74)	274%
Interest expense	(668)	(64)	(604)	944%
Loss before income taxes	(9,204)	(373)	(8,831)	*
Income tax expense	32	154	(122)	(79)%
Net loss	(9,236)	(527)	(8,709)	*

* Not Meaningful

The following table represents total net revenue by geographic area, based on the location of the customer for the three months ended March 31, 2022 and 2021, respectively.

	Three Months Ended March 31,
	2022	2021
United States	$36,023	$29,134
International	5,348	3,970
Total net revenue	$41,371	$33,104

Net Revenue. Net revenue increased $8.3 million, or 25%, from $33.1 million in the three months ended March 31, 2021 to $41.4 million in the same period in 2022. The increase in net revenue was due to a $6.9 million, or 24%, increase in U.S. net revenue driven by an increase in our surgeon customer base, an increase in the number of our producing sales representatives and a higher amount of revenue generated per producing sales representative. International revenue increased $1.4 million, or 35%, primarily due strong performance in South Africa and the United Kingdom.

Cost of Goods Sold and Gross Profit Margin. Cost of goods sold increased $0.4 million, or 5%, from $6.4 million in the three months ended March 31, 2021 to $6.8 million in the same period in 2022, primarily due to higher net revenue, offset partially by lower excess and obsolete inventory expense during the three months ended March 31, 2022. As a result, gross profit margin for the three months ended March 31, 2022 increased to 83.6%, compared to 80.5% in the same period of 2021.

Research and Development Expenses. Research and development expenses increased $2.2 million, or 63%, from $3.6 million in the three months ended March 31, 2021 to $5.8 million in the same period in 2022. The increase in research and development expenses was primarily due to additional investments in new product development related to our recent acquisitions of Additive Orthopedics and Disior Oy.

Selling, General, and Administrative Expenses. Selling, general and administrative expenses increased $13.8 million, or 59%, from $23.4 million in the three months ended March 31, 2021 to $37.2 million in the same period in 2022. The increase in selling, general, and administrative expenses was primarily driven by increased sales and marketing expenses, including sales representative commission expenses related to higher net revenue, increased investments in the expansion of our U.S. sales force, increased surgeon medical education, increased surgical instrument depreciation expense, and increased stock based compensation expense. General and administrative expenses also increased driven by Disior acquisition related expenses and increased expenses primarily related to becoming a publicly traded company.

Interest Expense. Interest expense increased to $0.7 million for the three months ended March 31, 2022 from $0.1 million for the three months ended March 31, 2021 primarily due to higher levels of outstanding debt.

Liquidity and Capital Resources

As of December 31, 2021 and March 31, 2022, we had cash of $109.4 million and $93.7 million, and an accumulated deficit of $(0.5) million and $(9.7) million, respectively. Our primary sources of capital from inception through March 31, 2022 have been from cash flows from operations, private placements of securities, proceeds from our public offering and the incurrence of indebtedness.

On October 19, 2021, we completed our initial public offering of 8,984,375 shares of our common stock, at a price to the public of $16.00 per share. The gross proceeds from the initial public offering were approximately $143.8 million, before deducting underwriting discounts and commissions and estimated offering expenses payable by us. The net proceeds after deducting all expenses were $129.1 million.

On May 6, 2021, we entered into a new credit agreement with Midcap Financial Trust (Midcap) to provide up to $70.0 million in total borrowings, including a $30.0 million revolving loan and a $40.0 million deferred draw term loan, secured by our intellectual property and other assets, and used a portion of proceeds to repay our former term loan agreement. At March 31, 2022, we had $0 of Midcap debt outstanding under the Midcap Revolving Loan (defined below) and $30.0 million under the Midcap Term Loans (defined below). In addition, on March 24, 2022, we entered into a secured term loan facility with Vectra Bank Colorado in the principle amount of $16.0 million. In connection with the Vectra Loan Agreement (as defined below), certain terms of the Midcap Credit Agreements were also amended. We believe that our existing cash, additional $40.0 million available borrowings under our Midcap credit facility and expected revenues will be sufficient to meet our capital requirements and fund our operations for the next 12 months. However, we may decide to raise additional financing to support further growth of our operations.

Long-Term Obligations

Vectra Bank Colorado Loan Agreements

On March 27, 2020, the we entered into an Amended and Restated Loan Agreement (the “Vectra Loan Agreement”) with Vectra Bank Colorado. The Vectra Loan Agreement refinanced our existing Term Loan and existing Buyout Loan into a single term loan in the aggregate principal amount of $6.8 million (the “2020 Term Loan”) and increased the maximum principal amount of the existing Revolving Loan to $15.0 million (the 2020 Revolving Loan and together with the 2020 Term Loan, “2020 Loans”). The maturity date for both loans was September 30, 2020 and it was subsequently extended to October 5, 2023. We repaid the 2020 Loans in 2021 in connection with entering into the Midcap Term Loan Agreement described below.

On March 24, 2022, we entered into a secured term loan facility (the “Zions Facility”) with Zions Bancorporation, N.A. dba Vectra Bank Colorado in the principal amount of $16.0 million. The loans under the Zions Facility (i) bear interest at a variable rate per annum equal to the sum of (a) a one-month Term SOFR based rate, plus (b) 1.75%, adjusted on a monthly basis and (ii) mature on March 24, 2037. Principal and interest payments are payable monthly, with optional prepayments allowed without premium or penalty. The Zions Facility includes a financial covenant requiring us to maintain a minimum fixed charge coverage ratio of 1.15 to 1.00, measured on a trailing four quarter basis as of the last day of each fiscal quarter. As of March 31, 2022, we were in compliance with this covenant.

Midcap Loan Agreement

On May 6, 2021, we entered into a term loan agreement (the “Midcap Term Loan Agreement”) with Midcap Financial Trust (“Midcap”) as agent and lenders named therein. The Midcap Term Loan Agreement includes two tranches, with the first being for a total of $10.0 million (the “First Tranche”) and the second being for a total of $30.0 million (the “Second Tranche”, and together with the “First Tranche”, the “Midcap Term Loans”). The First Tranche was fully funded on May 6, 2021. The Second Tranche was partially funded $20.0 million on January 10, 2022. The Midcap Term Loans mature on May 1, 2026. The Midcap Term Loans accrue interest at the LIBOR Rate plus 6.00% per annum.

On May 6, 2021, we also entered into a revolving loan agreement (the “Midcap Revolving Loan Agreement”, and together with the “Midcap Term Loan Agreement”, the “Midcap Loan Agreements”) with Midcap as an agent and the lenders named therein. Pursuant to the terms of the Midcap Revolving Loan Agreement, as of May 6, 2021 we had access to a $20.0 million revolving line of credit (the “Midcap Revolving Loan”), that can increase by an additional $10.0 million upon our written request and the consent of the agent and lenders. The Midcap Revolving Loan Agreement matures on May 1, 2026. The Midcap Revolving Loan accrues interest at the LIBOR Rate plus 3.00% per annum.

The Midcap Loan Agreements are secured by all of our assets and personal property, including all goods, equipment, inventory, cash, intellectual property, and certificates of deposit. The Midcap Loan Agreements include customary conditions to borrowing, events of default, and covenants, including affirmative covenants and negative covenants that restrict our and our subsidiaries’ ability to, among other things, incur additional indebtedness, create or incur liens, merge or consolidate with other companies, liquidate or dissolve, sell or transfer assets, pay dividends or make distributions, subject to certain exceptions. The Midcap Loan Agreements require us to maintain minimum net product sales and minimum consolidated EBITDA, (each term as defined in the Midcap Loan Agreements amended on March 24, 2022), for the preceding twelve month period. As of March 31, 2022, we were in compliance with all financial covenants under the Midcap Loan Agreements.

Contractual Obligations

In January 2022, the Company purchased its' headquarters and terminated the existing lease agreement; therefore, there were no remaining significant future lease payment obligations as of March 31, 2022.

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

Although not anticipated, we may seek to raise any necessary additional capital through public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these or other funding sources. Additional funds may not be available to us on acceptable terms or at all. If we fail to obtain necessary capital when needed on acceptable terms, or at all, we could be forced to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. If we raise additional capital through collaborations agreements, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product or grant licenses that may not be favorable to us. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

Cash Flows

The following table sets forth the primary sources and uses of cash for the periods presented below:

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(9,503)	$3,686	$(13,189)	(358)%
Investing activities	(41,636)	(3,015)	(38,621)	*
Financing activities	35,570	(22)	$35,592	*
Effect of exchange rate changes of cash	(136)	(470)	334	(71)%
Net (decrease) increase in cash	$(15,705)	$179	$(15,884)	(8,874)%

* Not Meaningful

Net Cash Provided by Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 was $9.5 million, consisting primarily of net loss of $9.2 million plus non-cash expenses of $5.5 million, which primarily consisted of $3.0 million of depreciation and amortization and $2.1 million of stock-based compensation expense, and negative changes in working capital of $5.8 million, including $2.3 million of inventory purchases, an increase in accounts receivable of $2.2 million and a decrease in accounts payable of $1.2 million.

Net cash provided by operating activities for the three months ended March 31, 2021 was $3.7 million, consisting primarily of net loss of $0.5 million plus non-cash expenses of $4.2 million, which primarily consisted of $1.7 million of depreciation and amortization, $1.0 million provision for excess and obsolete inventory, and $0.9 million of stock-based compensation.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2022 was $41.6 million, consisting primarily of our purchase of the assets of Disior for $18.2 million, the purchase of our office building of $18.3 million, surgical instrumentation purchases of $4.7 million, and capitalization of certain patent costs.

Net cash used in investing activities for the three months ended March 31, 2021 was $3.0 million, consisting primarily of surgical instrumentation purchases.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2022 was $35.6 million, consisting primarily of $36.0 million of proceeds from long-term debt, which was partially offset by the long-term debt repayments of $37 thousand and the payment of $0.4 million in debt issuance costs.

Net cash used in financing activities for the three months ended March 31, 2021 was $22 thousand, consisting primarily of $1.0 million of proceeds from the issuance of common stock, which were offset by $0.5 million repayments of our long term debt and $0.5 million of treasury stock repurchased.

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

During the three months ended March 31, 2022, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Recently Issued Accounting Pronouncements

See Note 2 to our consolidated financial statements included elsewhere in this quarterly report for new accounting pronouncements not yet adopted as of the date of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal and provide liquidity. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a hypothetical 10% change in interest rates would not have a significant impact on our financial statements included elsewhere in this quarterly report. We do not currently use or plan to use financial derivatives in our investment portfolio. We do not currently engage in hedging transactions to manage our exposure to interest rate risk but we do not believe the changing interest rates on our variable interest rate facilities would have a significant impact on our results of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective at the reasonable assurance level because of a material weakness in our internal control over financial reporting as described below.

Changes in Internal Control Over Financial Reporting

Except as set forth below, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our Management's Annual Report on Internal Control Over Financial Reporting included in our Annual Report on Form 10-K for the year ended December 31, 2021 described material weaknesses in our internal control over financial reporting related to the fact that we did not design or maintain an effective control environment, with the primary contributing factor being lack of adequate staffing with the appropriate technical accounting competency, training and experience to account for more complex accounting matters. We have been in the process of designing, implementing, and testing the operating effectiveness of measures to remediate the material weakness in our internal control over financial reporting. During the three months ended March 31, 2022, we continued to:

•
hire additional and qualified technical accounting and reporting personnel with significant knowledge and experience with U.S. GAAP and SEC financial reporting requirements;
•
establish and design internal financial reporting processes;
•
work on designing a control framework to ensure effective segregation of duties; and
•
work on designing and implementing controls over this enterprise resource planning system we implemented in 2021 to, among other things, automate certain controls, enforce segregation of duties and facilitate the review of journal entries.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On March 23, 2018, Wright Medical, which was subsequently acquired by Stryker Corporation, filed the Wright Complaint against us in the United States District Court for the District of Colorado, Case No. 18-cv-00691-STV. The Wright Complaint, as amended, asserts that we (i) have infringed and continue to infringe nine Wright Medical patents (the Wright Asserted Patents), (ii) have misappropriated and continue to misappropriate Wright Medical trade secrets and confidential material, (iii) have and are unfairly competing with Wright Medical, and (iv) have intentionally interfered with Wright Medical contracts. The Wright Complaint, as amended, requests customary remedies for the claims raised, including (a) a judgment that we have infringed the Wright Medical patents and misappropriated, used and disclosed Wright Medical’s trade secrets, (b) a permanent injunction preventing us from further engaging in the alleged misconduct, including infringing the Wright Medical patents, from manufacturing, selling or distributing products that allegedly infringe such Wright Medical patents and from misappropriating Wright Medical’s trade secrets and confidential information, (c) damages, including punitive and statutory enhanced damages, (d) attorneys’ fees, (e) interest on any foregoing sums, and (f) any relief as the court deems just and equitable, which could include future royalty payments. We filed a motion to dismiss certain of Wright Medical’s claims, which the Court granted-in-part on September 30, 2019. The parties have completed fact discovery and expert discovery for Wright’s claims. On August 28, 2021, the Court granted our motion for leave to file counterclaims against Wright for abuse of process and tortious interference with contracts and reopened discovery. The parties completed discovery on our counterclaims in April, 2022. The parties are currently scheduled to complete summary judgment briefing by June 15, 2022. No trial has been set, but the Court noted that due to COVID-related backlog the case would likely not be tried until the fourth quarter of 2022 or first quarter of 2023.

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

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

The following exhibits are included within or incorporated herein by reference.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Paragon 28, Inc. (incorporated by reference from Exhibit 3.1 of the registrants Current Report on Form 8-K filed October 19, 2021).
3.2	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.2 of the registrant's Current Report on Form 8-K filed October 19, 2021).
4.1	Form of Common Stock Certificate (incorporated by reference from Exhibit 4.2 of the registrant's registration statement Form S-1/A filed on October 8, 2021).
4.2

Amended and Restated Investors’ Rights Agreement, by and between Paragon 28, Inc. and the investors party thereto, dated as of July 28, 2020 (incorporated by reference from Exhibit 4.3 of registrant's registration statement Form S-1 filed on September 24, 2021).

10.1*	Business Loan Agreement, effective as of March 24, 2022, by and between Zions Bancorporation, N.A., d/b/a Vectra Bank Colorado, and Paragon 28, Inc.
10.2*	Amendment No. 3 to Credit and Security Agreement (Revolving Loan), effective as of March 24, 2022, by and between Midcap Funding IV Trust and Paragon 28, Inc.
10.3*	Amendment No. 2 to Credit and Security Agreement (Term Loan), effective as of March 24, 2022, by and between Midcap Financial Trust, and Paragon 28 Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARAGON 28, INC.

Date: May 9, 2022	By:	/s/ Albert DaCosta
	Name:	Albert DaCosta
	Title:	Chief Executive Officer

Date: May 9, 2022	By:	/s/ Stephen M. Deitsch
	Name:	Stephen M. Deitsch
	Title:	Chief Financial Officer