Form 10-Q
period 2022-06-30
Paragon 28, Inc.
filed 2022-08-03
CIK 1531978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022, there were 76,775,754 shares of the registrant's common stock, $0.01 par value per share, outstanding.

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

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$73,002	$109,352
Trade receivables	32,598	25,939
Inventories, net	51,700	40,241
Income taxes receivable	660	920
Other current assets	3,129	3,078
Total current assets	161,089	179,530

Property and equipment, net	56,066	32,181

Intangible assets, net	20,352	16,505
Goodwill	26,975	6,329

Deferred income taxes	563	—

Total assets	$265,045	$234,545

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,564	$13,028
Accrued expenses	21,407	18,232
Other current liabilities	6,926	1,929
Current maturities of long-term debt	757	153
Income taxes payable	305	615
Total current liabilities	43,959	33,957

Long-term liabilities:
Long-term debt net, less current maturities	42,519	7,476
Other long-term liabilities	905	840
Deferred income taxes	197	78
Income taxes payable	527	—
Total liabilities	88,107	42,351

Commitments and contingencies (Note 12)

Stockholders' equity:
Common stock, $0.01 par value, 300,000,000 shares authorized; 77,451,087 and 77,360,806 shares issued, and 76,537,568 and 76,447,287 shares outstanding as of June 30, 2022 and December 31, 2021, respectively	764	763
Additional paid in capital	202,367	197,868
Accumulated deficit	(19,302)	(463)
Accumulated other comprehensive (loss) income	(909)	8
Treasury stock, at cost; 913,519 shares as of June 30, 2022 and December 31, 2021	(5,982)	(5,982)
Total stockholders' equity	176,938	192,194
Total liabilities & stockholders' equity	$265,045	$234,545

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue	$42,498	$35,734	$83,869	$68,838
Cost of goods sold	7,638	6,672	14,429	13,113
Gross profit	34,860	29,062	69,440	55,725

Operating expenses
Research and development costs	5,990	3,587	11,763	7,136
Selling, general, and administrative	37,948	26,645	75,190	50,041
Total operating expenses	43,938	30,232	86,953	57,177

Operating loss	(9,078)	(1,170)	(17,513)	(1,452)

Other income (expense)
Other income (expense)	652	1	551	(26)
Interest expense, net	(1,104)	(537)	(1,772)	(601)
Total other expense	(452)	(536)	(1,221)	(627)

Loss before income taxes	(9,530)	(1,706)	(18,734)	(2,079)
Income tax expense	73	178	105	332

Net loss	$(9,603)	$(1,884)	$(18,839)	$(2,411)
Less: cumulative dividends on Series B convertible preferred stock	—	(473)	—	(942)
Net loss attributable to common stockholders	$(9,603)	$(2,357)	$(18,839)	$(3,353)
Foreign currency translation adjustment	(593)	84	(917)	(454)
Comprehensive loss	$(10,196)	$(2,273)	$(19,756)	$(3,807)
Weighted average number of common stocks outstanding:
Basic	76,481,709	46,919,443	76,465,082	46,885,995
Diluted	76,481,709	46,919,443	76,465,082	46,885,995
Net loss per share attributable to common stockholders:
Basic	$(0.13)	(0.05)	$(0.25)	$(0.07)
Diluted	$(0.13)	(0.05)	$(0.25)	$(0.07)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED SERIES EQUITY & STOCKHOLDERS’ EQUITY

(in thousands, except for number of shares)

(unaudited)

									Accumulated
	Series A Convertible		Series B Convertible						Other		Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive	Treasury	Stockholders'
For the Three Months Ended June 30, 2022	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Loss	Stock	Equity
Balance, March 31, 2022	—	$—	—	$—	76,449,162	$763	$199,736	$(9,699)	$(316)	$(5,982)	$184,502
Net loss	—	—	—	—	—	—	—	(9,603)	—	—	(9,603)
Options exercised	—	—	—	—	88,406	1	288	—	—	—	289
Foreign currency translation	—	—	—	—	—	—	—	—	(593)	—	(593)
Stock-based compensation	—	—	—	—	—	—	2,343	—	—	—	2,343
Balance, June 30, 2022	—	$—	—	$—	76,537,568	$764	$202,367	$(19,302)	$(909)	$(5,982)	$176,938

For the Six Months Ended June 30, 2022
Balance January 1, 2022	—	$—	—	$—	76,447,287	$763	$197,868	$(463)	$8	$(5,982)	$192,194
Net loss	—	—	—	—	—	—	—	(18,839)	—	—	(18,839)
Common stock repurchase	—	—	—	—	—	—	(266)	—	—	—	(266)
Options exercised	—	—	—	—	90,281	1	300	—	—	—	301
Foreign currency translation	—	—	—	—	—	—	—	—	(917)	—	(917)
Stock-based compensation	—	—	—	—	—	—	4,465	—	—	—	4,465
Balance, June 30, 2022	—	$—	—	$—	76,537,568	764	202,367	(19,302)	(909)	(5,982)	$176,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED SERIES EQUITY & STOCKHOLDERS’ EQUITY

(in thousands, except for number of shares)

(unaudited)

									Accumulated
	Series A Convertible		Series B Convertible						Other		Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Retained	Comprehensive	Treasury	Stockholders'
For the Three Months Ended June 30, 2021	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in-Capital	Earnings	Income	Stock	Equity
Balance, March 31, 2021	13,812,500	$4,250	6,608,700	$37,311	46,886,805	$468	$24,062	$11,422	$285	$(5,982)	$30,255
Net loss	—	—	—	—	—	—	—	(1,884)	—	—	(1,884)
Series B convertible preferred stock dividend	—	—	—	473	—	—	—	(473)	—	—	(473)
Options exercised	—	—	—	—	82,500	—	253	—	—	—	253
Foreign currency translation	—	—	—	—	—	—	—	—	84	—	84
Stock-based compensation	—	—	—	—	—	—	857	—	—	—	857
Balance, June 30, 2021	13,812,500	$4,250	6,608,700	$37,784	46,969,305	$468	$25,172	$9,065	$369	$(5,982)	$29,092

For the Six Months Ended June 30, 2021
Balance January 1, 2021	13,812,500	$4,250	6,608,700	$36,842	46,738,540	$467	$22,107	$12,418	$823	$(5,422)	$30,393
Net loss	—	—	—	—	—	—	—	(2,411)	—	—	(2,411)
Issuance of common stock	—	—	—	—	151,515	1	1,000	—	—	-	1,001
Common stock repurchase	—	—	—	—	(85,050)	(1)	—	—	—	(560)	(561)
Series B convertible preferred stock dividend	—	—	—	942	—	—	—	(942)	—	—	(942)
Options exercised	—	—	—	—	164,300	1	350	—	—	—	351
Foreign currency translation	—	—	—	—	—	—	—	—	(454)	—	(454)
Stock-based compensation	—	—	—	—	—	—	1,715	—	—	—	1,715
Balance, June 30, 2021	13,812,500	$4,250	6,608,700	$37,784	46,969,305	$468	$25,172	$9,065	$369	$(5,982)	$29,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(18,839)	$(2,411)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,566	3,678
Allowance for doubtful accounts	—	127
Provision for excess and obsolete inventories	(446)	1,232
Stock-based compensation	4,465	1,715
Amortization of debt issuance costs	248	126
Change in fair value of earnout liabilities	(1,040)	—
Deferred income taxes	(707)	—
Loss on disposal of property and equipment	623	223
Other	(638)	—
Changes in other assets and liabilities, net of acquisitions:
Accounts receivable	(6,825)	(105)
Inventories	(11,518)	(4,561)
Other current assets	289	(1,323)
Accounts payable	1,537	3,483
Accrued expenses and other current liabilities	1,992	1,725
Income tax receivable/payable	454	(43)
Net cash (used in) provided by operating activities	(23,839)	3,866

Cash flows from investing activities
Purchases of property and equipment	(29,204)	(6,517)
Proceeds from sale of property and equipment	519	400
Purchases of intangible assets	(783)	(857)
Acquisition of Disior, net of cash received	(18,504)	(15,000)
Net cash used in investing activities	(47,972)	(21,974)

Cash flows from financing activities
Proceeds from draw on term loan	20,000	—
Proceeds from issuance of long-term debt	16,000	24,846
Payments on long-term debt	(178)	(5,945)
Payments of debt issuance costs	(405)	(2,978)
Proceeds from issuance of common stock	—	1,000
Payments on treasury stock repurchased	—	(561)
Proceeds from exercise of stock options	300	351
Net cash provided by financing activities	35,717	16,713

Effect of exchange rate changes on cash	(256)	(62)
Net decrease in cash	(36,350)	(1,457)
Cash at beginning of period	109,352	17,501
Cash at end of period	$73,002	$16,044

Supplemental disclosures of cash flow information:
Cash paid for taxes	$386	$374
Cash paid for interest	$1,520	$178
Purchase of property and equipment included in accounts payable	$3,088	$99
Series B convertible preferred stock dividend	$—	$942

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

Trade Receivables, Less Allowance for Doubtful Accounts

The Company estimates an allowance for doubtful accounts based upon an evaluation of the current status of receivables, historical experience, and other factors as necessary. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. As of June 30, 2022 and December 31, 2021 the balance for allowance for doubtful accounts was not material.

Inventories, Net

The Company estimates a reserve for obsolete and slow-moving inventory based on current inventory levels, historical sales and future projected demand. Charges (benefit) for excess and obsolete inventory are included in Cost of goods sold and were $214 and $172 for the three months ended June 30, 2022 and 2021, respectively and were $(427) and $1,149 for the six months ended June 30, 2022 and 2021, respectively. The inventory reserve was $16,014 and $19,374 as of June 30, 2022 and December 31, 2021, respectively.

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

Revenue Recognition

Revenue is recorded, net of estimated losses for bad debts, when our performance obligation is satisfied which is when our customers take title of the product, and typically when the product is used in surgery. As such, the timing of revenue recognition may differ from the timing of invoicing to our customers. We have recorded unbilled accounts receivable related to this timing difference of $4,230 and $3,637 as of June 30, 2022 and December 31, 2021, respectively.

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

The aggregate purchase price of the Disior Acquisition was approximately $26,246 inclusive of an earn-out provision with a fair value of $6,550 and certain net working capital adjustments and deferred payments totaling a net payable of $222. The SPA provided for potential earn-out consideration to the seller in connection with the achievement of certain milestones with various expiration dates through the second anniversary of the Disior Acquisition Date. The earn-out has a maximum payment not to exceed $8,000 in the aggregate. If an individual milestone is not met by the specified milestone expiration date, the earn-out related to that specific milestone will not be paid. The acquisition was primarily funded by a $20,000 draw on the Company's term loan.

The Company has accounted for the acquisition of Disior under ASC Topic 805, Business Combinations (“ASC 805”). Disior’s results of operations are included in the Condensed Consolidated Financial Statements beginning after January 10, 2022, the Disior Acquisition Date.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

The following table summarizes the purchase price:

Consideration Paid
Cash consideration	$19,696
Contingent consideration	6,550
Total consideration	$26,246

Acquisition-related costs, which consisted of fees incurred for advisory, legal, and accounting services, were $18 and $761 for the three and six months ended June 30, 2022, respectively, and were included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Comprehensive Loss.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the Closing Date:

		Measurement
	Preliminary allocation	period adjustments	Adjusted allocation
Assets acquired:
Cash and cash equivalents	$1,192	$—	$1,192
Other current assets	410	—	410
Intangible assets	4,900	—	4,900
Goodwill	20,343	303	20,646
Total assets acquired	$26,845	$303	$27,148

Liabilities assumed:
Accruals and other current liabilities	$615	$—	$615
Deferred tax liabilities, net	287	—	287
Total liabilities assumed	$902	—	$902
Net assets acquired	$25,943	$303	$26,246

Based on an adjustment to working capital as defined by the purchase agreement and included as part of the purchase price in the final settlement statement, we made a measurement period adjustment of $303 for the three and six months ended June 30, 2022.

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

There is no supplemental proforma presentation of operating results of the acquisition of Disior due to the immaterial impact on the Company’s Consolidated operations for the three and six months ended June 30, 2021.

Additive Orthopaedics

On May 28, 2021 (“Closing Date”), the Company entered into an Asset Purchase Agreement (“APA”) with Additive Orthopaedics, LLC (“Additive” or “Seller”) and completed an acquisition of substantially all of the operating and intangible assets of Additive, for total cash consideration of $15,000 at closing. The APA also provided for potential earn-out consideration to the Seller in connection with the achievement of certain milestones, including both project-based and revenue-based milestones, with various expiration dates through the fourth anniversary of the Closing Date. The earn-out has a maximum payment not to exceed $9,500, in the aggregate. If an individual milestone is not met by the specified milestone expiration date, the earn-out related to that specific milestone will not be paid. The contingent earn-out consideration had an estimated fair value of $2,870 as of the Closing Date. Acquisition related costs were approximately $822 during the year ended December 31, 2021 and were included in Selling, general, and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss. No acquisition related costs were incurred during the three and six months ended June 30, 2022.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

Identified intangible assets consist of noncompete arrangements, customer relationships, and developed technology. The fair value of each were determined with the assistance of an external valuation specialist using a combination of the income, market, and asset approach, in accordance with ASC 805. The purchase consideration was allocated to the identifiable net assets acquired based on estimated fair values at the date of the acquisition. As of June 30, 2022, the purchase consideration and its allocation are final. The excess of the fair value of the purchase consideration over the fair value of the identifiable assets and liabilities, if any, was recorded as goodwill. The goodwill is attributable to the expected synergies with the Company’s existing operations. The entire amount of the purchase price allocated to goodwill will be deductible for income tax purposes pursuant to Internal Revenue Code Section 197 over a 15-year period. The useful life determination was made by management in line with the Company’s policy on assets. Both determinations are outlined in the table below:

	Fair Value	Estimated Useful Life (in years)
Noncompete arrangements	$30	3
Customer relationships	240	3
Developed technology	11,290	12
	$11,560

There is no supplemental proforma presentation of operating results of the acquisition of Additive due to the immaterial impact on the Company’s Consolidated operations for the three and six months ended June 30, 2021.

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

As of June 30, 2022 and December 31, 2021, goodwill was $26,975 and $6,329, respectively; the activity is as follows:

Balance, December 31, 2021	$6,329
Acquisitions	20,646
Balance, June 30, 2022	$26,975

Intangibles

Intangible assets as of June 30, 2022 are as follows:

	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and tradenames, indefinite-lived	Indefinite	$853	$—	$853
Patents, definite-lived	13.3	6,083	2,233	3,850
Customer relationships	3-7	1,178	151	1,027
Developed technology	12	15,790	1,187	14,603
Other intangibles	3	30	11	19
Total intangible assets, net		$23,934	$3,582	$20,352

Intangible assets, excluding the Disior intangible assets, increased $783 during the six months ended June 30, 2022 due to the purchase of new patents and additional legal fees associated with our patents and trademarks.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

Amortization expense is included in Selling, general, and administrative expenses and was $1,079 and $111 for the three months ended June 30, 2022 and 2021, respectively. Amortization expense for the six months ended June 30, 2022 and 2021 totaled $1,850 and $141, respectively.

Expected future amortization expense is as follows:

2022 (Remaining)	$848
2023	1,695
2024	1,643
2025	1,604
2026	1,604
2027	1,603

No impairment charges related to intangibles and goodwill were recorded for the three and six months ended June 30, 2022 and 2021.

NOTE 5. CONTINGENT EARN-OUT CONSIDERATION

The following table provides a reconciliation of our Level 3 earn-out liabilities for the six months ended June 30, 2022:

Balance, December 31, 2021	$2,310
Acquisition date fair value of earn-out liabilities	6,550
Achieved milestone reclassified to accrued expenses	(500)
Change in fair value of earn-out liabilities	(540)
Balance, June 30, 2022	$7,820

The current portion of contingent earn-out liability is included in Other-current liabilities and the non-current portion is included in Other long-term liabilities on the Condensed Consolidated Balance Sheets. As of June 30, 2022, the current portion was $6,915. During the three and six months ended June 30, 2022, we reassessed the estimate of the earn-out liabilities which resulted in a decrease of $620 and $540, respectively, classified as other income within the Condensed Consolidated Statement of Operations and Comprehensive Loss. In addition, we completed our second project milestone for Additive Orthopaedics as of June 30, 2022 and have included the $500 liability in accrued expenses on the Consolidated Balance Sheet. We made no cash payments for contingent earn-out consideration during the three and six months ended June 30, 2022.

NOTE 6. DEBT

Long-term debt as of June 30, 2022 and December 31, 2021 consists of the following:

	June 30, 2022	December 31, 2021
MidCap Term Loan	$30,000	$10,000
Bank of Ireland Note Payable	155	245
Vectra Term Loan Facility	15,893	—
	$46,048	$10,245
Less: deferred issuance costs	(2,772)	(2,616)
Total debt, net of issuance costs	43,276	7,629
Less: current portion	(757)	(153)
Long-term debt, net, less current maturities	$42,519	$7,476

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

MidCap Credit Agreements

On May 6, 2021, the Company entered into a new credit agreement with MidCap Financial Trust to provide a total of $70,000 including up to a $30,000 revolving loan (“MidCap Revolving Loan”) and up to a $40,000 term loan (“MidCap Term Loan”), secured by substantially all the Company’s assets, debt, and equity (“MidCap Credit Agreements”). The MidCap Term Loan is comprised of two tranches, the first of which provides a commitment amount of $10,000, and the second a commitment of $30,000. The MidCap Term Loan and Midcap Revolving Loan bear a variable interest rate of LIBOR plus 6% and LIBOR plus 3%, respectively, and mature on the earlier of May 1, 2026 or a change in control event (the "Termination Date"). The entire principal balances of the MidCap Revolving Loan and MidCap Term Loan are due on the Termination Date. Interest payments are payable monthly, with optional principal prepayments allowed under the MidCap Credit Agreements. The Midcap Loan Agreements require us to maintain minimum net product sales and minimum consolidated EBITDA, (each term as defined in the Midcap Loan Agreements), for the preceding twelve month period. Total debt issuance costs associated with the MidCap Credit Agreements was $3,288. Amortization expense associated with such debt issuance costs totaled $175 and $248 for the three and six months ended June 30, 2022, respectively, and is included in Interest expense on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

On March 24, 2022 the Company entered into a secured term loan facility (the “Zions Facility”) with Zions Bancorporation, N.A. dba Vectra Bank Colorado in the principal amount of $16,000. The loans under the Zions Facility (i) bear interest at a variable rate per annum equal to the sum of (a) a one-month Term SOFR based rate, plus (b) 1.75%, adjusted on a monthly basis and (ii) mature on March 24, 2037. Principal and interest payments are payable monthly, with optional prepayments allowed without premium or penalty. The Zions Facility includes a financial covenant requiring the Company to maintain a minimum fixed charge coverage ratio, measured on a trailing four quarter basis as of the last day of each fiscal quarter. Total debt issuance costs associated with the Zions Facility was $256. Amortization expense associated with such debt issuance costs totaled $4 for the three and six months ended June 30, 2022.

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

Treasury Stock

The Company purchased a total of 0 and 85,050 shares of its common stock during the six months ended June 30, 2022 and 2021, respectively, for $0 and $561, respectively. All repurchased shares were recorded in Treasury stock at cost.

NOTE 8. EARNINGS (LOSS) PER SHARE

Basic net (loss) income per share is computed by dividing net (loss) income attributable to common stockholders (the numerator) by the weighted average number of common stock outstanding for the period (the denominator). Diluted net income per common stock attributable to common stockholders is computed by dividing net income by the weighted average number of common stocks outstanding during the period adjusted for the dilutive effects of common stock equivalents using the treasury stock method or the method based on the nature of such securities. In periods when losses from continuing operations are reported, the weighted-average number of common stock outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. The computation of net loss per share for the three and six months ended June 30, 2022 and 2021, respectively was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss attributable to common stockholders
Net loss attributable to Paragon 28, Inc.	$(9,603)	$(1,884)	$(18,839)	$(2,411)
Less: Dividends on Series B convertible preferred stock	—	(473)	—	(942)
Net loss attributable to common stockholders	$(9,603)	$(2,357)	$(18,839)	$(3,353)

Weighted-average common stock outstanding:
Basic	76,481,709	46,919,443	76,465,082	46,885,995
Diluted	76,481,709	46,919,443	76,465,082	46,885,995

Loss per share:
Basic	$(0.13)	$(0.05)	$(0.25)	$(0.07)
Diluted	$(0.13)	$(0.05)	$(0.25)	$(0.07)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

The following outstanding potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their impact would have been antidilutive for the period presented:

	As of June 30,
	2022	2021
Stock options	7,925,752	4,971,480
Restricted stock units	137,178	—
Series A convertible preferred stock	—	13,812,500
Series B convertible preferred stock	—	6,608,700

NOTE 9. STOCK-BASED COMPENSATION

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”) was adopted by the Company’s Board of Directors on October 8, 2021. The 2021 Plan was adopted by the Company’s stockholders on October 19, 2021 and became effective on the date prior to the first date of the effectiveness of the registration statement on Form S-1 filed by the Company. The ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 1,329,040 shares of the Company’s common stock. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2022 and ending on January 1, 2031, by the lesser of 1% of all classes of the Company’s common stock outstanding on the immediately preceding December 31, or such smaller number of shares as determined by the Company’s Board or the committee. On January 1, 2022, the number of shares reserved and available for issuance for the ESPP was increased by 764,473 shares. As of June 30, 2022, no shares have been issued under the ESPP and 2,093,513 shares remained available for issuance.

2021 Incentive Award Plan

The 2021 Incentive Award Plan (“2021 Plan”) was adopted by the Company’s Board of Directors on October 8, 2021. The 2021 Plan was adopted by the Company’s stockholders on October 19, 2021 and became effective on the date prior to the first date of the effectiveness of the registration statement on Form S-1 filed by the Company. The 2021 Plan authorizes the Company to issue an initial aggregate maximum number of shares of common stock equal to (i) 7,641,979 shares plus (ii) the number of shares that are available for issuance under the 2011 Plan plus (iii) any shares that are subject to 2011 Plan that become available for issuance (via expiration, forfeitures, etc.) plus (iv) an increase commencing on January 1, 2022 and continuing annually on the anniversary thereof through January 1, 2031, equal to the lesser of (a) 5% of the shares of all classes of the Company’s common stock outstanding on the last day of the immediately preceding calendar year or (b) such smaller number of shares as determined by the Company’s Board or the committee. On January 1, 2022, the number of shares reserved and available for issuance for the 2021 Plan was increased by 3,822,364 shares. As of June 30, 2022, the Company had reserved 10,753,120 shares of common stock for future grants.

Stock Options

There were 311,840 and 401,250 options granted during the six months ended June 30, 2022 and 2021, respectively.

During the three months ended June 30, 2022 and 2021, the Company recognized $2,083 and $857, respectively, of compensation expense related to stock options. During the six months ended June 30, 2022 and 2021, the Company recognized $4,097 and $1,715, respectively, of compensation expense related to stock options. Stock-based compensation expenses are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

The Company received cash in the amount of $571 and $253 from the exercise of stock options for the three months ended June 30, 2022 and 2021, respectively. The Company received cash in the amount of $583 and $351 from the exercise of stock options for the six months ended June 30, 2022 and 2021, respectively. The tax benefit from equity options exercised were $129 and $52 for the three months ended June 30, 2022 and 2021, respectively. The tax benefit from equity options exercised were $132 and $74 for the six months ended June 30, 2022 and 2021, respectively.

During the first six months of 2022, the Company granted certain officers and contractors of the Company an aggregate of 311,840 time-based options at a weighted average strike price of $16.05.

During the first six months of 2021, the Company granted certain officers and contractors of the Company an aggregate of 401,250 time-based options at a weighted average strike price of $6.49.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

Below are the assumptions used for the six months ended June 30, 2022 and 2021 in determining the fair value of each option award:

	Six Months Ended June 30,
	2022	2021
Expected volatility	49%	54%
Expected dividends	—	—
Expected term (in years)	5.50	5.75
Risk-free rate	1.91%	0.47%

The aggregate intrinsic value of the options outstanding as of June 30, 2022 is $52,725. The aggregate intrinsic value of vested and exercisable options as of June 30, 2022 is $41,900. The weighted average fair value of options granted during the six months ended June 30, 2022 and 2021 was $9.06 and $3.22, respectively, on the dates of grant.

As of June 30, 2022, there was approximately $24,253 total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over a weighted average period of 3.15 years.

The following summarizes the Company’s stock option plan and the activity for the six months ended June 30, 2022:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding, December 31, 2021	7,953,018	$9.02	8.16
Granted	311,840	16.05
Exercised	(78,375)	4.35
Forfeited or expired	(260,731)	10.86
Outstanding, June 30, 2022	7,925,752	$9.29	7.72
Exercisable, June 30, 2022	3,665,284	$4.44	6.14
Vested and expected to vest at June 30, 2022	7,925,752	$9.29	7.72

Restricted Stock Units

During the three and six months ended June 30, 2022, 71,354 Restricted Stock Units (“RSUs”) were granted and 14,062 vested, resulting in 137,178 RSUs outstanding as of June 30, 2022.

During the three and six months ended June 30, 2021, no Restricted Stock Units (“RSUs”) were granted, vested or forfeited.

The grant date fair value for RSUs is the market price of the common stock on the date of grant. The total fair value of RSUs vested during the three and six months ended June 30, 2022 was $225. The total fair value of RSUs vested during the three and six months ended June 30, 2021 was $0.

During the three and six months ended June 30, 2022 and 2021, the Company recognized $369 and $0, respectively, of compensation expense related to RSUs. Stock-based compensation expenses are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

As of June 30, 2022, there was approximately $2,180 total unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted average period of 1.68 years.

NOTE 10. EMPLOYEE BENEFIT PLAN

The Company sponsors a defined contribution plan for eligible employees who are 21 years of age with three months of service can voluntarily contribute up to 100% of their eligible compensation. The Company has elected a Safe Harbor plan in which the Company must contribute 3% of eligible compensation. In addition, the Company may make discretionary contributions which are determined and authorized by the Board of Directors each plan year. The Company made matching contributions to its employee benefit plan of $261 and $156 for the three months ended June 30, 2022 and 2021, respectively, and $468 and $296 for the six months ended June 30, 2022 and 2021, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

NOTE 11. INCOME TAXES

The effective tax rates for the six months ended June 30, 2022 and 2021 are as follows:

	Six Months Ended June 30,
	2022	2021
Effective tax rate	(0.546%)	(16.00%)

For the three months ended June 30, 2022 and 2021, the Company recorded tax expense of $73 and $178, respectively. For six months ended June 30, 2022 and 2021, the Company recorded tax expense of $105 and $332, respectively.

The Company’s 2022 and 2021 income tax expense and rates differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of the full valuation allowance recorded against deferred tax assets in both the U.S. and Finland. In addition, the tax rate is lower than the U.S. statutory federal tax rate as a result of foreign earnings that are taxed at lower tax rates.

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

During 2018 Wright Medical Technology, Inc. (“Wright Medical”) sued the Company, claiming patent infringement targeting essentially all of our patents. The case was subsequently updated to include trade secret misappropriations. We have filed motions to dismiss Wright's allegations and have a trial date set for June 2023. We currently believe that we have substantial and meritorious defenses to Wright Medical’s claims and intend to vigorously defend our position, including through the trial and appellate stages if necessary. As the case is ongoing, we are unable to determine the likelihood of an outcome or estimate a range of reasonably possible settlement, if any. Accordingly, we have not made an accrual for any possible loss. The outcome of any litigation, however, is inherently uncertain, and an adverse judgment or settlement in the Wright Medical proceeding, if any, could materially and adversely affect our business, financial position and results of operations or cash flows. In addition to Wright Medical’s claims set forth above, we received in December 2021 an additional complaint from Wright Medical covering patents separate and apart from the Wright Asserted Patents. While the proceedings in connection with such complaint are in early stages, we do not at this time believe they represent a material liability to our company. We have incurred, and expect that we will continue to incur, significant expense in defending against the allegations made by Wright Medical.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

NOTE 13. RELATED PARTY TRANSACTIONS

The Company has a license agreement dated July 1, 2017 for certain intellectual property with an entity that is affiliated with one of the directors of the Company, under which the Company pays a royalty of four percent (4%) of net revenue related to the licensed intellectual property for the 15 years following the date of first sale, including a minimum annual payment of $250. The term of the agreement is 20 years, and automatically renews for five-year periods thereafter. Payments to the entity under this license agreement totaled $30 and $68 for the three months ended June 30, 2022 and 2021, respectively. Payments to the entity under this license agreement totaled $193 and $207 for the six months ended June 30, 2022 and 2021, respectively. Amounts payable to this entity as of June 30, 2022 and December 31, 2021 were $63 and $163, respectively.

The Company paid professional services fees to a related party totaling $141 and $183 for the three months ended June 30, 2022 and 2021, respectively, and such fees are included in Selling, general, and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company paid professional services fees to a related party totaling $266 and $337 for the six months ended June 30, 2022 and 2021, respectively. Amounts payable as of June 30, 2022 and December 31, 2021 to this related party were $28 and $66, respectively.

NOTE 14. SEGMENT AND GEOGRAPHIC INFORMATION

The following table represents total net revenue by geographic area, based on the location of the customer for the three and six months ended June 30, 2022 and 2021, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$36,798	$30,998	$72,821	$60,132
International	5,700	4,736	11,048	8,706
Total net revenue	$42,498	$35,734	$83,869	$68,838

No individual country with net revenue originating outside of the United States accounted for more than 10% of consolidated net revenue for three and six months ended June 30, 2022 and 2021.

The following table represents total non-current assets, excluding deferred taxes, by geographic area as of June 30, 2022 and December 31, 2021, respectively.

	June 30, 2022	December 31, 2021
United States	$73,983	$51,809
International	29,411	3,206
Total assets	$103,393	$55,015

With the acquisition of Disior, total non-current assets within both the United States and Finland exceed 10% of consolidated total assets as of June 30, 2022. No individual country with total non-current assets outside the United States accounted for more than 10% of the consolidated total assets as of December 31, 2021.

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

Overview

We are a leading medical device company exclusively focused on the foot and ankle orthopedic market and we are dedicated to improving patient lives. Our innovative orthopedic solutions, procedural approaches and instrumentation cover a wide range of foot and ankle ailments including fracture fixation, bunions, hammertoe, ankle, progressive collapsing foot deformity (PCFD) or flatfoot, charcot foot and orthobiologics. To treat these painful, debilitating or even life-threatening conditions, we provide a comprehensive portfolio of solutions that includes surgical implants and disposables, as well as surgical instrumentation. Our broad suite of surgical solutions comprises 75 product systems, including approximately 9,000 SKUs to help fit the specific needs of each patient. We design each of our products with both the patient and surgeon in mind, with the goal of improving outcomes, reducing ailment recurrence and complication rates, and making the procedures simpler, consistent and reproducible. We believe our passion, expertise, and exclusive focus in the foot and ankle market has allowed us to better understand the needs of our patients and physicians, which has enabled us to create innovations and enhanced solutions that disrupt and transform the foot and ankle market. As a result, we have experienced significant growth and momentum in our business.

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

Net revenue increased from $68.8 million for the six months ended June 30, 2021 to $83.9 million for the six months ended June 30, 2022 , an increase of 22%, and $35.7 million for three months ended June 30, 2021 to $42.5 million for the three months ended June 30, 2022, an increase of 19%.

Net loss increased from $2.4 million for the six months ended June 30, 2021 to $18.8 million for the six months ended June 30, 2022 and net loss increased from $1.9 million for the three months ended June 30, 2021 to a net loss of $9.6 million for the three months ended June 30, 2022.

Adjusted EBITDA decreased from $3.9 million for the six months ended June 30, 2021 to negative $6.5 million for the six months ended June 30, 2022 and $1.6 million for the three months ended June 30, 2021 to negative $3.2 million for the three months ended June 30, 2022. Adjusted EBITDA is not a financial measure under U.S. generally accepted accounting principles (GAAP). See “—Non-GAAP Financial Measures” for an explanation of how we compute this non-GAAP financial measure and for the reconciliation to the most directly comparable GAAP financial measure.

As of December 31, 2021 and June 30, 2022, we had cash of $109.4 million and $73.0 million and an accumulated deficit of $(0.5) million and $(19.3) million, respectively. Our primary sources of capital from inception through June 30, 2022 have been from cash flows from operations, private placements of securities, proceeds from our public offering and the incurrence of indebtedness.

We believe that our existing cash and available debt borrowings will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months.

We have made significant investments in both research and development and in the expansion of our sales force and marketing and medical education programs, and we expect to continue to make substantial investments in these areas. We have also made significant investments in general and administrative expense as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the United States Securities and Exchange Commission (SEC) and the NYSE listing standards, additional insurance expenses, investor relations activities, and other administrative and professional services. We do not expect to make significant incremental investments in general administrative expense. As a result of these and other factors, although not anticipated at this time, we may require additional financing to fund our operations and planned growth. We may also seek additional financing opportunistically. We may seek to raise any additional capital by entering into partnerships or through public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. If we raise additional funds by issuing equity securities, our stockholders may experience dilution.

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

Because of these and other limitations, you should consider our non-GAAP measures only as supplemental to other GAAP-based financial measures. For a full reconciliation of Adjusted EBITDA to the most comparable GAAP financial measure, please see “-Reconciliation Between GAAP and Non-GAAP Measure."

Reconciliation Between GAAP and Non-GAAP Measure

We define Adjusted EBITDA as earnings before interest expense, income tax expense(benefit), depreciation and amortization, stock-based compensation expense, non-recurring expenses and certain other non-cash expenses. For a full reconciliation of Adjusted EBITDA for the three and six months ended June 30, 2022 and 2021 to net income (loss) as the most comparable GAAP financial measure, please see the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Net loss	$(9,603)	$(1,884)	$(18,839)	$(2,411)
Interest expense	1,104	537	1,772	601
Income tax expense	73	178	105	332
Depreciation and amortization expense	3,536	1,939	6,566	3,678
Stock based compensation expense	2,343	857	4,465	1,715
Change in fair value of earnout liability (1)	(620)	—	(540)	—
Adjusted EBITDA	$(3,167)	$1,627	$(6,471)	$3,915

------------------------------------------

(1) Represents non-cash change in the fair value of earnout liability for the three and six months ended June 30, 2022

Components of Our Results of Operations

Net Revenue

We derive our revenue from the sale of our foot and ankle orthopedic solutions, primarily implants. We also record as revenue any amounts billed to customers for shipping costs and record as cost of goods sold the actual shipping costs. We have elected to exclude from the measurement of the transaction price all taxes, such as sales, use, value-added, assessed by government authorities and collected from a customer. Therefore, revenue is recognized net of such taxes. In addition, we record revenue net of estimated losses for bad debt. No single customer accounted for 10% or more of our net revenue in the three and six months ended June 30, 2022 and 2021. We expect our net revenue to increase in the foreseeable future as we expand our sales territories, add new customers, launch new products and increase the utilization of our products by our existing customers, though net revenue may fluctuate from quarter to quarter due to a variety of factors, including availability of reimbursement, the size and success of our sales force, the number of hospitals and physicians who are aware of and use our products and seasonality.

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

We expect selling, general, and administrative expenses to continue to increase in the foreseeable future as we continue to grow our business, though it may fluctuate from quarter to quarter. We also expect our administrative expenses, including stock-based compensation expense, to increase as we increase our headcount and expand our facilities and business processes to support our operations as a public company. In addition, we expect to continue to incur significant legal expenses related to the Wright Medical Litigation. Our selling, general and administrative expenses may fluctuate from period to period due to the seasonality of our business.

Interest Expense

Interest expense consists of interest incurred and amortization of financing costs during the reported periods.

Results of Operations

For the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the period presented below:

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
	(in thousands)
Net revenue	$42,498	$35,734	$6,764	19%
Cost of goods sold	7,638	6,672	966	14%
Gross profit	34,860	29,062	5,798	20%
Operating expenses
Research and development	5,990	3,587	2,403	67%
Selling, general, administrative	37,948	26,645	11,303	42%
Total operating expenses	43,938	30,232	13,706	45%
Operating loss	(9,078)	(1,170)	(7,908)	*
Other expense	652	1	651	*
Interest expense	(1,104)	(537)	(567)	106%
Loss before income taxes	(9,530)	(1,706)	(7,824)	*
Income tax expense	73	178	(105)	(59)%
Net loss	$(9,603)	$(1,884)	$(7,719)	*

------------------------------------------

* Not meaningful

The following table represents total net revenue by geographic area, based on the location of the customer for the three months ended June 30, 2022 and 2021, respectively.

	Three Months Ended June 30,
	2022	2021
	(in thousands)
United States	$36,798	$30,998
International	5,700	4,736
Total net revenue	$42,498	$35,734

Net Revenue. Net revenue was $42.5 million for the three months ended June 30, 2022, representing growth of 19% compared to the prior year period. Strengthening of the U.S. dollar reduced net revenue growth for the three months ended June 30, 2022 by 140 basis points as compared to the prior year period. U.S. growth was the result of increased revenue contribution from new product launches and benefits from medical education and training, resulting in strong sales force productivity gains, offset partially by modest COVID disruptions. International revenue was $5.7 million for the three months ended June 30, 2022, representing growth of 20% compared to the prior year period. Strengthening of the U.S. dollar reduced international revenue growth for the three months ended June 30, 2022 by 10 percentage points as compared to the prior year period. International revenue growth was driven by our three largest international markets of Australia, South Africa and the United Kingdom.

Cost of Goods Sold and Gross Profit Margin. Cost of goods sold increased $1.0 million, or 14%, from $6.7 million in the three months ended June 30, 2021 to $7.6 million in the same period in 2022. Gross profit margin for the three months ended June 30, 2022 increased to 82.0%, compared to 81.3% in the same period of 2021, primarily due to lower inventory excess and obsolescence expense.

Research and Development Expenses. Research and development expenses increased $2.4 million, or 67%, from $3.6 million in the three months ended June 30, 2021 to $6.0 million in the same period in 2022. The increase in research and development expenses was primarily due to further investments in product development, clinical studies, quality and the acquisitions of Additive Orthopedics in May 2021 and Disior Oy in January 2022.

Selling, General, and Administrative Expenses. Selling, general and administrative expenses increased $11.3 million, or 42%, from $26.6 million in the three months ended June 30, 2021 to $38.0 million in the same period in 2022. The increase in selling, general, and administrative expenses as compared to prior year period was driven by investments in sales and marketing, including in-person U.S. marketing and medical education events, commercial team expansion both in the U.S. and in our international markets, increased variable sales representative commission expense related to revenue growth, increased general and administrative expenses due to the costs of becoming a publicly traded company in the fourth quarter of 2021, and one-time SAP implementation costs.

Interest Expense. Interest expense increased to $1.1 million for the three months ended June 30, 2022 from $0.5 million for the three months ended June 30, 2021 primarily due to higher levels of outstanding debt.

For the Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the period presented below:

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
	(in thousands)
Net revenue	$83,869	$68,838	$15,031	22%
Cost of goods sold	14,429	13,113	1,316	10%
Gross profit	69,440	55,725	13,715	25%
Operating expenses
Research and development	11,763	7,136	4,627	65%
Selling, general, administrative	75,190	50,041	25,149	50%
Total operating expenses	86,953	57,177	29,776	52%
Operating loss	(17,513)	(1,452)	(16,061)	*
Other income (expense)	551	(26)	577	*
Interest expense	(1,772)	(601)	(1,171)	*
Loss before income taxes	(18,734)	(2,079)	(16,655)	*
Income tax expense	105	332	(227)	(68)%
Net loss	$(18,839)	$(2,411)	$(16,428)	*

------------------------------------------

* Not meaningful

The following table represents total net revenue by geographic area, based on the location of the customer for the six months ended June 30, 2022 and 2021, respectively.

	Six Months Ended June 30,
	2022	2021
	(in thousands)
United States	$72,821	$60,132
International	11,048	8,706
Total net revenue	$83,869	$68,838

Net Revenue. Net revenue was $83.9 million for the six months ended June 30, 2022, representing growth of 22% compared to prior year period. Strengthening of the U.S. dollar reduced net revenue growth for the six months ended June 30, 2022 by 100 basis points as compared to the prior year period. U.S. revenue was $72.8 million for the six months ended June 30, 2022, representing growth of 21% compared to the prior year period. U.S. revenue growth was driven by sales force expansion and sales force productivity gains resulting from new product launches and medical education and training, offset partially by modest COVID disruptions. International revenue was $11.0 million for the six months ended June 30, 2022, representing growth of 27% compared to the prior year period. Strengthening of the U.S. dollar reduced international net revenue growth for the six months ended June 30, 2022 by approximately 800 basis points as compared to the prior year period. International revenue growth was driven by our three largest international markets of Australia, South Africa and the United Kingdom.

Cost of Goods Sold and Gross Profit Margin. Cost of goods sold increased $1.3 million, or 10%, from $13.1 million in the six months ended June 30, 2021 to $14.4 million in the same period in 2022. Gross profit margin for the six months ended June 30, 2022 increased to 82.8%, compared to 81.0% in the same period of 2021, primarily due to lower inventory excess and obsolescence expense.

Research and Development Expenses. Research and development expenses increased $4.6 million, or 65%, from $7.1 million in the six months ended June 30, 2021 to $11.8 million in the same period in 2022. The increase in research and development expenses as compared to the prior year period was primarily due to further investments in product development, clinical studies, quality and the acquisitions of Additive Orthopeadics in May 2021 and Disior Oy in January 2022.

Selling, General, and Administrative Expenses. Selling, general and administrative expenses increased $25.1 million, or 50%, from $50.0 million in the six months ended June 30, 2021 to $75.2 million in the same period in 2022. The increase in selling, general, and administrative expenses as compared to the prior year period was driven primarily by investments in sales and marketing, including in-person U.S. marketing and medical education events, commercial team expansion both in the U.S. and in our international markets, increased variable sales representative commission expense related to U.S. revenue growth, increased general and administrative expenses due to costs of becoming a publicly traded company in the fourth quarter of 2021, mergers and acquisitions related expenses, and one-time SAP implementation costs.

Interest Expense. Interest expense increased to $1.8 million for the six months ended June 30, 2022 from $0.6 million for the six months ended June 30, 2021 primarily due to higher levels of outstanding debt.

Liquidity and Capital Resources

As of December 31, 2021 and June 30, 2022, we had cash of $109.4 million and $73.0 million, and an accumulated deficit of $(0.5) million and $(19.3) million, respectively. Our primary sources of capital from inception through June 30, 2022 have been from cash flows from operations, private placements of securities, proceeds from our public offering and the incurrence of indebtedness.

On March 24, 2022, we entered into a secured term loan facility to finance the purchase of our Denver, Colorado headquarters, with Vectra Bank Colorado in the principal amount of $16.0 million.

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

On May 6, 2021, we entered into a new credit agreement with Midcap Financial Trust (Midcap) to provide up to $70.0 million in total borrowings, including a $30.0 million revolving loan and a $40.0 million deferred draw term loan, secured by our intellectual property and other assets. At June 30, 2022, we had $0 of Midcap debt outstanding under the Midcap Revolving Loan (defined below) and $30.0 million under the Midcap Term Loans (defined below). We believe that our $73.0 million of existing cash, the additional $40.0 million of available borrowings under our Midcap credit facility and our expected future revenues will be sufficient to meet our capital requirements and fund our operations for the next 12 months. However, we may decide to raise additional financing to support further growth of our operations.

Long-Term Obligations

Vectra Bank Colorado Loan Agreements

On March 27, 2020, we entered into an Amended and Restated Loan Agreement (the “Vectra Loan Agreement”) with Vectra Bank Colorado. The Vectra Loan Agreement refinanced our existing Term Loan and existing Buyout Loan into a single term loan in the aggregate principal amount of $6.8 million (the “2020 Term Loan”) and increased the maximum principal amount of the existing Revolving Loan to $15.0 million (the 2020 Revolving Loan and together with the 2020 Term Loan, “2020 Loans”). The maturity date for both loans was September 30, 2020 and it was subsequently extended to October 5, 2023. We repaid the 2020 Loans in 2021 in connection with entering into the Midcap Term Loan Agreement described below.

On March 24, 2022, we entered into a secured term loan facility (the “Zions Facility”) with Zions Bancorporation, N.A. dba Vectra Bank Colorado in the principal amount of $16.0 million. The loans under the Zions Facility (i) bear interest at a variable rate per annum equal to the sum of (a) a one-month Term SOFR based rate, plus (b) 1.75%, adjusted on a monthly basis and (ii) mature on March 24, 2037. Principal and interest payments are payable monthly, with optional prepayments allowed without premium or penalty. The Zions Facility includes a financial covenant requiring us to maintain a minimum fixed charge coverage ratio, measured on a trailing four quarter basis as of the last day of each fiscal quarter.

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

Contractual Obligations

In January 2022, the Company purchased its' headquarters and terminated the existing lease agreement; therefore, there were no remaining significant future lease payment obligations as of June 30, 2022.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for the periods presented below:

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(23,839)	$3,866	$(27,705)	(717)%
Investing activities	(47,972)	(21,974)	(25,998)	(118)%
Financing activities	35,717	16,713	$19,004	114%
Effect of exchange rate changes of cash	(256)	(62)	(194)	313%
Net decrease in cash	$(36,350)	$(1,457)	$(34,893)	*

------------------------------------------

* Not meaningful

Net Cash Provided by Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022 was $23.8 million, consisting primarily of net loss of $18.8 million plus non-cash expenses of $9.1 million, which primarily consisted of $6.6 million of depreciation and amortization and $4.5 million of stock-based compensation expense, and negative changes in working capital of $14.1 million, including $11.5 million of inventory purchases, a $6.8 million increase in accounts receivable offset partially by a $1.5 million increase in accounts payable and a $2.0 million increase in accrued expenses and other liabilities.

Net cash provided by operating activities for the six months ended June 30, 2021 was $3.9 million, consisting primarily of net loss of $2.4 million plus non-cash expenses of $7.1 million, which primarily consisted of $3.7 million of depreciation and amortization, $1.2 million provision for excess and obsolete inventory and $1.7 million of stock-based compensation expense, and negative changes in working capital of $0.8 million, including $4.5 million of inventory purchases offset partially by a $3.5 million increase in accounts payable.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2022 was $48.0 million, consisting primarily of our purchase of the assets of Disior for $18.5 million, the purchase of our office building of $18.3 million, surgical instrumentation purchases for $6.0 million, capital spend associated with the launch of SAP of $2.8 million and capitalization of certain patent costs.

Net cash used in investing activities for the six months ended June 30, 2021 was $22.0 million, consisting primarily of our purchase of the assets of Additive Orthopedics for $15.0 million, surgical instrumentation purchases, and capitalization of certain patent costs.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2022 was $35.7 million, consisting of $36.0 million proceeds from long-term debt, which was partially offset by the long-term debt repayments of $0.2 million and the payment of $0.4 million in debt issuance costs.

Net cash provided by financing activities for the six months ended June 30, 2021 was $16.7 million, consisting of $24.8 million of proceeds from the Midcap Revolving Loan and the Midcap Term Loan, which was partially offset by the long-term debt repayments of $5.9 million and the payment of $3.0 million in debt issuance costs.

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

During the six months ended June 30, 2022, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

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

Our Management's Annual Report on Internal Control Over Financial Reporting included in our Annual Report on Form 10-K for the year ended December 31, 2021 described material weaknesses in our internal control over financial reporting related to the fact that we did not design or maintain an effective control environment, with the primary contributing factor being lack of adequate staffing with the appropriate technical accounting competency, training and experience to account for more complex accounting matters. We have been in the process of designing, implementing, and testing the operating effectiveness of measures to remediate the material weakness in our internal control over financial reporting. During the six months ended June 30, 2022, we continued to:

•
hire additional and qualified technical accounting and reporting personnel with significant knowledge and experience with U.S. GAAP and SEC financial reporting requirements;
•
establish and design internal financial reporting processes;
•
work on designing a control framework to ensure effective segregation of duties; and
•
work on designing and implementing controls over our recently implemented enterprise resource planning system to, among other things, automate certain controls, enforce segregation of duties and facilitate the review of journal entries.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On March 23, 2018, Wright Medical, which was subsequently acquired by Stryker Corporation, filed the Wright Complaint against us in the United States District Court for the District of Colorado, Case No. 18-cv-00691-STV. The Wright Complaint, as amended, asserts that we (i) have infringed and continue to infringe nine Wright Medical patents (the Wright Asserted Patents), (ii) have misappropriated and continue to misappropriate Wright Medical trade secrets and confidential material, (iii) have and are unfairly competing with Wright Medical, and (iv) have intentionally interfered with Wright Medical contracts. The Wright Complaint, as amended, requests customary remedies for the claims raised, including (a) a judgment that we have infringed the Wright Medical patents and misappropriated, used and disclosed Wright Medical’s trade secrets, (b) a permanent injunction preventing us from further engaging in the alleged misconduct, including infringing the Wright Medical patents, from manufacturing, selling or distributing products that allegedly infringe such Wright Medical patents and from misappropriating Wright Medical’s trade secrets and confidential information, (c) damages, including punitive and statutory enhanced damages, (d) attorneys’ fees, (e) interest on any foregoing sums, and (f) any relief as the court deems just and equitable, which could include future royalty payments. We filed a motion to dismiss certain of Wright Medical’s claims, which the Court granted-in-part on September 30, 2019. The parties have completed fact discovery and expert discovery for Wright’s claims. On August 28, 2021, the Court granted our motion for leave to file counterclaims against Wright for abuse of process and tortious interference with contracts and reopened discovery. The parties completed discovery on our counterclaims in April, 2022 and finished briefing summary judgement motions on June 15, 2022. A trial has been set for June 2023.

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

PARAGON 28, INC.

Date: August 3, 2022	By:	/s/ Albert DaCosta
	Name:	Albert DaCosta
	Title:	Chief Executive Officer

Date: August 3, 2022	By:	/s/ Stephen M. Deitsch
	Name:	Stephen M. Deitsch
	Title:	Chief Financial Officer