Form 10-Q
period 2022-09-30
Paragon 28, Inc.
filed 2022-11-10
CIK 1531978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Registrant’s telephone number, including area code: (720) 912-1332

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

As of November 7, 2022, there were 77,126,895 shares of the registrant's common stock, $0.01 par value per share, outstanding.

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

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$56,325	$109,352
Trade receivables	35,960	25,939
Inventories, net	54,771	40,241
Income taxes receivable	705	920
Other current assets	1,947	3,078
Total current assets	149,708	179,530

Property and equipment, net	58,591	32,181

Intangible assets, net	20,850	16,505
Goodwill	26,975	6,329

Deferred income taxes	841	—

Total assets	$256,965	$234,545

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,979	$13,028
Accrued expenses	19,507	18,232
Other current liabilities	6,889	1,929
Current maturities of long-term debt	735	153
Income taxes payable	497	615
Total current liabilities	41,607	33,957

Long-term liabilities:
Long-term debt net, less current maturities	42,492	7,476
Other long-term liabilities	907	840
Deferred income taxes	59	78
Income taxes payable	527	—
Total liabilities	85,592	42,351

Commitments and contingencies (Note 12)

Stockholders' equity:
Common stock, $0.01 par value, 300,000,000 shares authorized; 77,990,290 and 77,360,806 shares issued, and 77,076,771 and 76,447,287 shares outstanding as of September 30, 2022 and December 31, 2021, respectively	769	763
Additional paid in capital	207,109	197,868
Accumulated deficit	(29,026)	(463)
Accumulated other comprehensive (loss) income	(1,497)	8
Treasury stock, at cost; 913,519 shares as of September 30, 2022 and December 31, 2021	(5,982)	(5,982)
Total stockholders' equity	171,373	192,194
Total liabilities & stockholders' equity	$256,965	$234,545

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue	$46,006	$35,851	$129,875	$104,689
Cost of goods sold	8,491	7,096	22,920	20,209
Gross profit	37,515	28,755	106,955	84,480

Operating expenses
Research and development costs	6,337	4,118	18,100	11,254
Selling, general, and administrative	39,667	28,968	114,857	79,009
Total operating expenses	46,004	33,086	132,957	90,263

Operating loss	(8,489)	(4,331)	(26,002)	(5,783)

Other income (expense)
Other income (expense)	59	(98)	610	(124)
Interest expense, net	(1,093)	(573)	(2,865)	(1,174)
Total other expense	(1,034)	(671)	(2,255)	(1,298)

Loss before income taxes	(9,523)	(5,002)	(28,257)	(7,081)
Income tax expense	201	105	306	437

Net loss	$(9,724)	$(5,107)	$(28,563)	$(7,518)
Less: cumulative dividends on Series B convertible preferred stock	—	(574)	—	(1,516)
Net loss attributable to common stockholders	$(9,724)	$(5,681)	$(28,563)	$(9,034)
Foreign currency translation adjustment	(588)	(121)	(1,505)	(575)
Comprehensive loss	$(10,312)	$(5,802)	$(30,068)	$(9,609)
Weighted average number of common stocks outstanding:
Basic	76,850,949	47,005,334	76,595,118	46,926,344
Diluted	76,850,949	47,005,334	76,595,118	46,926,344
Net loss per share attributable to common stockholders:
Basic	$(0.13)	(0.12)	$(0.37)	$(0.19)
Diluted	$(0.13)	(0.12)	$(0.37)	$(0.19)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED SERIES EQUITY & STOCKHOLDERS’ EQUITY

(in thousands, except for number of shares)

(unaudited)

									Accumulated
	Series A Convertible		Series B Convertible						Other		Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive	Treasury	Stockholders'
For the Three Months Ended September 30, 2022	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Loss	Stock	Equity
Balance, June 30, 2022	—	$—	—	$—	76,537,568	$764	$202,367	$(19,302)	$(909)	$(5,982)	$176,938
Net loss	—	—	—	—	—	—	—	(9,724)	—	—	(9,724)
Options exercised	—	—	—	—	539,203	5	2,055	—	—	—	2,060
Foreign currency translation	—	—	—	—	—	—	—	—	(588)	—	(588)
Employee stock purchase plan	—	—	—	—	—	—	100	—	—	—	100
Stock-based compensation	—	—	—	—	—	—	2,587	—	—	—	2,587
Balance, September 30, 2022	—	$—	—	$—	77,076,771	$769	$207,109	$(29,026)	$(1,497)	$(5,982)	$171,373

For the Nine Months Ended September 30, 2022
Balance January 1, 2022	—	$—	—	$—	76,447,287	$763	$197,868	$(463)	$8	$(5,982)	$192,194
Net loss	—	—	—	—	—	—	—	(28,563)	—	—	(28,563)
Common stock repurchase	—	—	—	—	—	—	(266)	—	—	—	(266)
Options exercised	—	—	—	—	629,484	6	2,355	—	—	—	2,361
Foreign currency translation	—	—	—	—	—	—	—	—	(1,505)	—	(1,505)
Employee stock purchase plan	—	—	—		—	—	100	—	—	—	100
Stock-based compensation	—	—	—	—	—	—	7,052	—	—	—	7,052
Balance, September 30, 2022	—	$—	—	$—	77,076,771	769	207,109	(29,026)	(1,497)	(5,982)	$171,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED SERIES EQUITY & STOCKHOLDERS’ EQUITY

(in thousands, except for number of shares)

(unaudited)

									Accumulated
	Series A Convertible		Series B Convertible						Other		Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	Retained	Comprehensive	Treasury	Stockholders'
For the Three Months Ended September 30, 2021	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in-Capital	Earnings	Income	Stock	Equity
Balance, June 30, 2021	13,812,500	$4,250	6,608,700	$37,784	46,969,305	$470	$25,171	$9,065	$369	$(5,983)	$29,092
Net loss	—	—	—	—	—	—	—	(5,107)	—	—	(5,107)
Series B convertible preferred stock dividend	—	—	—	574	—	—	—	(574)	—	—	(574)
Options exercised	—	—	—	—	69,907	—	91	—	—	—	91
Foreign currency translation	—	—	—	—	—	—	—	—	(121)	—	(121)
Stock-based compensation	—	—	—	—	—	—	1,032	—	—	—	1,032
Balance, September 30, 2021	13,812,500	$4,250	6,608,700	$38,358	47,039,212	$470	$26,294	$3,384	$248	$(5,983)	$24,413

For the Nine Months Ended September 30, 2021
Balance January 1, 2021	13,812,500	$4,250	6,608,700	$36,842	46,738,540	$467	$22,107	$12,418	$823	$(5,422)	$30,393
Net loss	—	—	—	—	—	—	—	(7,518)	—	—	(7,518)
Issuance of common stock	—	—	—	—	151,515	1	999	—	—	-	1,000
Common stock repurchase	—	—	—	—	(85,049)	—	—	—	—	(561)	(561)
Series B convertible preferred stock dividend	—	—	—	1,516	—	—	—	(1,516)	—	—	(1,516)
Options exercised	—	—	—	—	234,206	2	441	—	—	—	443
Foreign currency translation	—	—	—	—	—	—	—	—	(575)	—	(575)
Stock-based compensation	—	—	—	—	—	—	2,747	—	—	—	2,747
Balance, September 30, 2021	13,812,500	$4,250	6,608,700	$38,358	47,039,212	$470	$26,294	$3,384	$248	$(5,983)	$24,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(28,563)	$(7,518)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,624	6,094
Provision for excess and obsolete inventories	(91)	2,226
Stock-based compensation	7,052	2,747
Employee stock purchase program	100	—
Amortization of debt issuance costs	417	372
Change in fair value of earnout liabilities	(575)	60
Deferred income taxes	(1,110)	—
Loss on disposal of property and equipment	902	118
Other	(1,029)	317
Changes in other assets and liabilities, net of acquisitions:
Accounts receivable	(10,227)	(807)
Inventories	(15,316)	(7,860)
Other current assets	1,442	(3,952)
Accounts payable	951	3,404
Accrued expenses and other current liabilities	176	2,935
Income tax receivable/payable	297	668
Net cash used in operating activities	(35,950)	(1,196)

Cash flows from investing activities
Purchase of office building	(18,300)	—
Purchases of property and equipment	(15,637)	(10,270)
Proceeds from sale of property and equipment	642	581
Purchases of intangible assets	(1,720)	(1,196)
Acquisition, net of cash received	(18,504)	(15,000)
Net cash used in investing activities	(53,519)	(25,885)

Cash flows from financing activities
Proceeds from draw on term loan	20,000	—
Proceeds from issuance of long-term debt	16,000	25,985
Payments on long-term debt	(367)	(5,991)
Payments of debt issuance costs	(420)	(3,080)
Proceeds from issuance of common stock	—	1,001
Payments on treasury stock repurchased	—	(561)
Proceeds from exercise of stock options	2,224	442
Payments on earnout liability	(500)	—
Net cash provided by financing activities	36,937	17,796

Effect of exchange rate changes on cash	(495)	(340)
Net decrease in cash	(53,027)	(9,625)
Cash at beginning of period	109,352	17,501
Cash at end of period	$56,325	$7,876

Supplemental disclosures of cash flow information:
Cash paid for taxes	$788	$381
Cash paid for interest	2,111	670
Purchase of property and equipment included in accounts payable	2,363	58
Series B convertible preferred stock dividend	—	1,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

NOTE 1. BUSINESS AND BASIS OF PRESENTATION

Business

Paragon 28, Inc. (collectively with its subsidiaries, “we”, “us”, “our”, “P28” or the “Company”) develops, distributes, and sells medical devices in the foot and ankle segment of the orthopedic implant marketplace. Our approach to product development is procedurally focused, resulting in a full range of procedure-specific foot and ankle products designed specifically for foot and ankle anatomy. Our products and product families include plates and plating systems, screws, staples, and nails aimed to address all major foot and ankle procedures including fracture fixation, hallux valgus - which includes bunion and hammertoe, ankle, progressive collapsing foot deformity (PCDF) or flatfoot, charcot foot and orthobiologics. P28 is a United States (“U.S.”) based company incorporated in the State of Colorado, with headquarters in Englewood, Colorado. Our sales representatives and distributors are located globally with the majority concentrated in the U.S., Australia, South Africa, and the United Kingdom.

Initial Public Offering

In October 2021, the Company completed its initial public offering (“IPO”), in which it issued and sold 8,984,375 shares of its common stock at the public offering price of $16.00 per share, including 1,171,875 shares of its common stock upon the exercise of the underwriters’ option to purchase additional shares. The Company received net proceeds after deducting underwriting discounts and commissions and offering expenses of $129,118. In connection with the IPO, all of the shares of the Company’s outstanding convertible preferred stock automatically converted into an aggregate of 20,421,200 shares of the common stock.

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

Trade Receivables, Less Allowance for Doubtful Accounts

The Company estimates an allowance for doubtful accounts based upon an evaluation of the current status of receivables, historical experience, and other factors as necessary. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. As of September 30, 2022 and December 31, 2021 the balance for allowance for doubtful accounts was not material.

Inventories, Net

The Company estimates a reserve for obsolete and slow-moving inventory based on current inventory levels, historical sales and future projected demand. Charges (benefit) for excess and obsolete inventory are included in Cost of goods sold and were $366 and $1,004 for the three months ended September 30, 2022 and 2021, respectively and were $(62) and $2,229 for the nine months ended September 30, 2022 and 2021, respectively. The inventory reserve was $16,218 and $19,374 as of September 30, 2022 and December 31, 2021, respectively.

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

Revenue Recognition

Revenue is recorded, net of estimated losses for bad debts, when our performance obligation is satisfied which is when our customers take title of the product, and typically when the product is used in surgery. As such, the timing of revenue recognition may differ from the timing of invoicing to our customers. We have recorded unbilled accounts receivable related to this timing difference of $3,987 and $3,637 as of September 30, 2022 and December 31, 2021, respectively.

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

Acquisition-related costs, which consisted of fees incurred for advisory, legal, and accounting services, were $0 and $761 for the three and nine months ended September 30, 2022, respectively, and were included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Comprehensive Loss. No acquisition-related costs were incurred during the three and nine months ended September 30, 2021.

Certain amounts recorded in connection with the Disior Acquisition are still considered preliminary as we finalize our fair value estimates and provisional amounts. Provisional amounts include items related to working capital adjustments, identified intangibles, and earnout consideration.

During the measurement period, which is up to one year from the Disior Acquisition Date, we may adjust provisional amounts that were recognized at the Disior Acquisition Date to reflect new information obtained about facts and circumstances that existed as of the Disior Acquisition Date.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the Disior Acquisition Date:

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

Based on an adjustment to working capital as defined by the purchase agreement and included as part of the purchase price in the final settlement statement, we made one measurement period adjustment of $303 as of September 30, 2022.

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

There is no supplemental proforma presentation of operating results of the acquisition of Disior due to the immaterial impact on the Company’s Consolidated operations for the three and nine months ended September 30, 2021.

Additive Orthopaedics

On May 28, 2021 (“Closing Date”), the Company entered into an Asset Purchase Agreement (“APA”) with Additive Orthopaedics, LLC (“Additive” or “Seller”) and completed an acquisition of substantially all of the operating and intangible assets of Additive, for total cash consideration of $15,000 at closing. The APA also provided for potential earn-out consideration to the Seller in connection with the achievement of certain milestones, including both project-based and revenue-based milestones, with various expiration dates through the fourth anniversary of the Closing Date. The earn-out has a maximum payment not to exceed $9,500, in the aggregate. If an individual milestone is not met by the specified milestone expiration date, the earn-out related to that specific milestone will not be paid. The contingent earn-out consideration had an estimated fair value of $2,870 as of the Closing Date. Acquisition related costs were approximately $524 during the nine months ended September 30, 2021 and were included in Selling, general, and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss. No acquisition related costs were incurred during the three and nine months ended September 30, 2022.

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
	$11,560

There is no supplemental proforma presentation of operating results of the acquisition of Additive due to the immaterial impact on the Company’s Consolidated operations for the three and nine months ended September 30, 2021.

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

As of September 30, 2022 and December 31, 2021, goodwill was $26,975 and $6,329, respectively; the activity is as follows:

Balance, December 31, 2021	$6,329
Acquisitions	20,646
Balance, September 30, 2022	$26,975

Intangibles

Intangible assets as of September 30, 2022 are as follows:

	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and tradenames, indefinite-lived	Indefinite	$853	$—	$853
Patents, definite-lived	15.1	6,466	2,301	4,165
Customer relationships	3-7	1,733	201	1,532
Developed technology	12	15,790	1,507	14,283
Other intangibles	3	30	13	17
Total intangible assets, net		$24,872	$4,022	$20,850

Intangible assets, excluding the Disior intangible assets, increased $1,720 during the nine months ended September 30, 2022 primarily due to the purchase of new patents and customer relationships.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

Amortization expense is included in Selling, general, and administrative expenses and was $440 and $494 for the three months ended September 30, 2022 and 2021, respectively. Amortization expense for the nine months ended September 30, 2022 and 2021 totaled $2,290 and $635, respectively.

Expected future amortization expense is as follows:

2022 (Remaining)	$424
2023	1,695
2024	1,643
2025	1,604
2026	1,604
2027	1,603

No impairment charges related to intangibles and goodwill were recorded for the three and nine months ended September 30, 2022 and 2021.

NOTE 5. CONTINGENT EARN-OUT CONSIDERATION

The following table provides a reconciliation of our Level 3 earn-out liabilities for the nine months ended September 30, 2022:

Balance, December 31, 2021	$2,310
Acquisition date fair value of earn-out liabilities	6,550
Achieved milestone paid	(500)
Change in fair value of earn-out liabilities	(575)
Balance, September 30, 2022	$7,785

The current portion of contingent earn-out liability is included in Other-current liabilities and the non-current portion is included in Other long-term liabilities on the Condensed Consolidated Balance Sheets. As of September 30, 2022, the current portion was $6,878. During the three and nine months ended September 30, 2022, we reassessed the estimate of the earn-out liabilities which resulted in a decrease of $35 and $575, respectively, classified as other income within the Condensed Consolidated Statement of Operations and Comprehensive Loss. In addition, we completed and paid our second project milestone for Additive Orthopaedics as of September 30, 2022.

NOTE 6. DEBT

Long-term debt as of September 30, 2022 and December 31, 2021 consists of the following:

	September 30, 2022	December 31, 2021
MidCap Term Loan	$30,000	$10,000
Bank of Ireland Note Payable	112	245
Vectra Term Loan Facility	15,733	—
	$45,845	$10,245
Less: deferred issuance costs	(2,618)	(2,616)
Total debt, net of issuance costs	43,227	7,629
Less: current portion	(735)	(153)
Long-term debt, net, less current maturities	$42,492	$7,476

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

MidCap Credit Agreements

On May 6, 2021, the Company entered into a new credit agreement with MidCap Financial Trust to provide a total of $70,000 including up to a $30,000 revolving loan (“MidCap Revolving Loan”) and up to a $40,000 term loan (“MidCap Term Loan”), secured by substantially all the Company’s assets, debt, and equity (“MidCap Credit Agreements”). The MidCap Term Loan is comprised of two tranches, the first of which provides a commitment amount of $10,000, and the second a commitment of $30,000. The MidCap Term Loan and Midcap Revolving Loan bear a variable interest rate of LIBOR plus 6% and LIBOR plus 3%, respectively, and mature on the earlier of May 1, 2026 or a change in control event (the "Termination Date"). The entire principal balances of the MidCap Revolving Loan and MidCap Term Loan are due on the Termination Date. Interest payments are payable monthly, with optional principal prepayments allowed under the MidCap Credit Agreements. The Midcap Loan Agreements require us to maintain certain financial covenants as defined in the Midcap Loan Agreements. Total debt issuance costs associated with the MidCap Credit Agreements was $3,288. Amortization expense associated with such debt issuance costs totaled $165 and $409 for the three and nine months ended September 30, 2022, respectively, and $192 and $318 for the three and nine months ended September 30, 2021, respectively, and is included in Interest expense on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

On March 24, 2022 the Company entered into a secured term loan facility (the “Zions Facility”) with Zions Bancorporation, N.A. dba Vectra Bank Colorado in the principal amount of $16,000. The loans under the Zions Facility (i) bear interest at a variable rate per annum equal to the sum of (a) a one-month Term SOFR based rate, plus (b) 1.75%, adjusted on a monthly basis and (ii) mature on March 24, 2037. Principal and interest payments are payable monthly, with optional prepayments allowed without premium or penalty. Total debt issuance costs associated with the Zions Facility was $271. Amortization expense associated with such debt issuance costs totaled $4 and $9 for the three and nine months ended September 30, 2022, respectively.

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

Treasury Stock

The Company purchased a total of 0 and 85,050 shares of its common stock during the nine months ended September 30, 2022 and 2021, respectively, for $0 and $561, respectively. The Company did not purchase any shares of its common stock during the three months ended September 30, 2022 and 2021. All repurchased shares were recorded in Treasury stock at cost.

NOTE 8. EARNINGS (LOSS) PER SHARE

Basic net (loss) income per share is computed by dividing net (loss) income attributable to common stockholders (the numerator) by the weighted average number of common stock outstanding for the period (the denominator). Diluted net income per common stock attributable to common stockholders is computed by dividing net income by the weighted average number of common stocks outstanding during the period adjusted for the dilutive effects of common stock equivalents using the treasury stock method or the method based on the nature of such securities. In periods when losses from continuing operations are reported, the weighted-average number of common stock outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. The computation of net loss per share for the three and nine months ended September 30, 2022 and 2021, respectively was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss attributable to common stockholders
Net loss attributable to Paragon 28, Inc.	$(9,724)	$(5,107)	$(28,563)	$(7,518)
Less: Dividends on Series B convertible preferred stock	—	(574)	—	(1,516)
Net loss attributable to common stockholders	$(9,724)	$(5,681)	$(28,563)	$(9,034)

Weighted-average common stock outstanding:
Basic	76,850,949	47,005,334	76,595,118	46,926,344
Diluted	76,850,949	47,005,334	76,595,118	46,926,344

Loss per share:
Basic	$(0.13)	$(0.12)	$(0.37)	$(0.19)
Diluted	$(0.13)	$(0.12)	$(0.37)	$(0.19)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

The following outstanding potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their impact would have been antidilutive for the period presented:

	As of September 30, 2022
	2022	2021
Stock options	7,304,770	5,307,200
Restricted stock units	144,547	—
Series A convertible preferred stock	—	13,812,500
Series B convertible preferred stock	—	6,608,700

NOTE 9. STOCK-BASED COMPENSATION

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”) was adopted by the Company’s Board of Directors on October 8, 2021. The 2021 Plan was adopted by the Company’s stockholders on October 19, 2021 and became effective on the date prior to the first date of the effectiveness of the registration statement on Form S-1 filed by the Company. The ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 1,329,040 shares of the Company’s common stock at 85% of the market price at the lesser of the date the purchase right is granted or exercisable. The Company currently holds offerings consisting of six month periods commencing on January 1 and July 1 of each calendar year, with a single purchase date at the end of the purchase period on June 30 and December 31 of each calendar year. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2022 and ending on January 1, 2031, by the lesser of 1% of all classes of the Company’s common stock outstanding on the immediately preceding December 31, or such smaller number of shares as determined by the Company’s Board or the committee. On January 1, 2022, the number of shares reserved and available for issuance for the ESPP was increased by 764,473 shares. As of September 30, 2022, 2,076,453 shares remained available for issuance.

Eligible employees can contribute up to 15% of their gross base earnings for purchases under the ESPP through regular payroll deductions. Purchase of shares under the ESPP is limited for each employee at $25,000 worth of the Company’s shares of common stock (determined using the lesser of (i) the market price of a share of common stock on the first day of an applicable purchase period and (ii) the market price of a share of common stock on the purchase date) for each calendar year in which a purchase right is outstanding.

During the nine months ended September 30, 2022 and 2021, the Company issued 17,060 and 0 shares, respectively, upon exercise of purchase rights. The Company recognizes compensation expense on a straight-line basis over the service period. During the three months ended September 30, 2022, and 2021, the Company recognized $100 and $0, respectively, of compensation expense related to the ESPP. During the nine months ended September 30, 2022 and 2021, the Company recognized $100 and $0, respectively, of compensation expense related to the ESPP.

Below are the assumptions used for the nine months ended September 30, 2022 in determining the fair value of shares under the ESPP. No shares were issued during the nine months ended September 30, 2021.

Nine Months Ended September 30,
2022
Expected volatility	70.3%
Expected dividends	—
Expected term (in years)	0.50
Discount rate	10.0%
Risk-free rate	2.79%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

2021 Incentive Award Plan

The 2021 Incentive Award Plan (“2021 Plan”) was adopted by the Company’s Board of Directors on October 8, 2021. The 2021 Plan was adopted by the Company’s stockholders on October 19, 2021 and became effective on the date prior to the first date of the effectiveness of the registration statement on Form S-1 filed by the Company. The 2021 Plan authorizes the Company to issue an initial aggregate maximum number of shares of common stock equal to (i) 7,641,979 shares plus (ii) the number of shares that are available for issuance under the 2011 Plan plus (iii) any shares that are subject to 2011 Plan that become available for issuance (via expiration, forfeitures, etc.) plus (iv) an increase commencing on January 1, 2022 and continuing annually on the anniversary thereof through January 1, 2031, equal to the lesser of (a) 5% of the shares of all classes of the Company’s common stock outstanding on the last day of the immediately preceding calendar year or (b) such smaller number of shares as determined by the Company’s Board or the committee. On January 1, 2022, the number of shares reserved and available for issuance for the 2021 Plan was increased by 3,822,364 shares. As of September 30, 2022, the Company had reserved 10,760,114 shares of common stock for future grants.

Stock Options

There were 359,054 and 816,250 options granted during the nine months ended September 30, 2022 and 2021, respectively.

During the three months ended September 30, 2022 and 2021, the Company recognized $2,254 and $1,032, respectively, of compensation expense related to stock options. During the nine months ended September 30, 2022 and 2021, the Company recognized $6,351 and $2,747, respectively, of compensation expense related to stock options. Stock-based compensation expenses are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

The Company received cash in the amount of $1,923 and $91 from the exercise of stock options for the three months ended September 30, 2022 and 2021, respectively. The Company received cash in the amount of $2,224 and $442 from the exercise of stock options for the nine months ended September 30, 2022 and 2021, respectively. The tax benefit from equity options exercised were $436 and $19 for the three months ended September 30, 2022 and 2021, respectively. The tax benefit from equity options exercised were $504 and $93 for the nine months ended September 30, 2022 and 2021, respectively.

During the first nine months of 2022, the Company granted certain officers and contractors of the Company an aggregate of 311,840 time-based options at a weighted average strike price of $16.08.

During the first nine months of 2021, the Company granted certain officers and contractors of the Company an aggregate of 816,250 time-based options at a weighted average strike price of $6.60.

Below are the assumptions used for the nine months ended September 30, 2022 and 2021 in determining the fair value of each option award:

	Nine Months Ended September 30,
	2022	2021
Expected volatility	52.0%	52% - 54%
Expected dividends	—	—
Expected term (in years)	5.60	5.75 - 6.25
Risk-free rate	2.01%	0.47% - 0.93%

The aggregate intrinsic value of the options outstanding as of September 30, 2022 is $59,651. The aggregate intrinsic value of vested and exercisable options as of September 30, 2022 is $43,280. The weighted average fair value of options granted during the nine months ended September 30, 2022 and 2021 was $9.26 and $5.04, respectively, on the dates of grant.

As of September 30, 2022, there was approximately $21,662 total unrecognized compensation cost related to non-vested stock option compensation arrangements, which is expected to be recognized over a weighted average period of 3.03 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

The following summarizes the Company’s stock option plan and the activity for the nine months ended September 30, 2022:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding, December 31, 2021	7,953,018	$9.02	8.16
Granted	359,054	16.08
Exercised or released	(617,578)	3.89
Forfeited or expired	(389,724)	11.84
Outstanding, September 30, 2022	7,304,770	$9.66	7.64
Exercisable, September 30, 2022	3,324,831	$4.80	6.17
Vested and expected to vest at September 30, 2022	7,304,770	$9.66	7.64

Restricted Stock Units

The following summarizes the Company’s restricted stock units activity for the nine months ended September 30, 2022.

	Restricted Stock Units	Weighted-Average Fair Value
Outstanding, December 31, 2021	79,886	$17.84
Granted	87,641	17.12
Vested	(14,062)	16.00
Forfeited or expired	(8,918)	16.82
Outstanding, September 30, 2022	144,547	$17.64
Vested and expected to vest at September 30, 2022	144,547	$17.64

During the three and nine months ended September 30, 2021, no Restricted Stock Units (“RSUs”) were granted, vested or forfeited.

The grant date fair value for RSUs is the market price of the common stock on the date of grant. The total fair value of RSUs vested during the three and nine months ended September 30, 2022 was $0 and $225, respectively. The total fair value of RSUs vested during the three and nine months ended September 30, 2021 was $0.

During the three and nine months ended September 30, 2022, the Company recognized $332 and $701, respectively, of compensation expense related to RSUs. There was no compensation expense related to RSUs recognized during the three and nine months ended September 30, 2021. Stock-based compensation expenses are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

As of September 30, 2022, there was approximately $1,997 total unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted average period of 1.90 years.

NOTE 10. EMPLOYEE BENEFIT PLAN

The Company sponsors a defined contribution plan for eligible employees who are 21 years of age with three months of service can voluntarily contribute up to 100% of their eligible compensation. The Company has elected a Safe Harbor plan in which the Company must contribute 3% of eligible compensation. In addition, the Company may make discretionary contributions which are determined and authorized by the Board of Directors each plan year. The Company made matching contributions to its employee benefit plan of $266 and $129 for the three months ended September 30, 2022 and 2021, respectively, and $734 and $425 for the nine months ended September 30, 2022 and 2021, respectively, which are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

NOTE 11. INCOME TAXES

The effective tax rates for the nine months ended September 30, 2022 and 2021 are as follows:

	Nine Months Ended September 30,
	2022	2021
Effective tax rate	(1.057%)	(6.300%)

For the three months ended September 30, 2022 and 2021, the Company recorded tax expense of $201 and $105, respectively. For nine months ended September 30, 2022 and 2021, the Company recorded tax expense of $306 and $437, respectively.

The Company’s 2022 and 2021 income tax expense and rates differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of the U.S., Finland, Germany and Italy jurisdictions that have a full valuation allowance recorded on deferred tax assets. In addition, the tax rate is lower than the U.S. statutory federal tax rate as a result of foreign earnings that are taxed at lower tax rates.

The Company continues to monitor the realization of its deferred tax assets and assesses the need for a valuation allowance. The Company analyzes available positive and negative evidence to determine if a valuation allowance is needed based on the weight of the evidence. This objectively verifiable evidence includes the current & prior two years' profit and loss positions after considering pre-tax book income plus or minus permanent adjustments as well as other positive & negative evidence available. This process requires management to make estimates, assumptions, and judgments that are uncertain in nature. The Company has established a valuation allowance with respect to deferred tax assets in the U.S., Finland, Germany, and Italy and continues to monitor and assess potential valuation allowances in all its jurisdictions.

The CHIPS and Science Act of 2022 (CHIPS) and the Inflation Reduction Act (IRA) of 2022 were recently signed into law by President Biden on August 9, 2022 and August 16, 2022, respectively. The legislation introduces new options for monetizing certain credits, a corporate alternative minimum tax, and a stock repurchase excise tax. The Company is currently evaluating the impact of the CHIPS and IRA Act(s), but at present does not expect that the any of the provisions included in the Act(s) would result in a material impact to the Company’s deferred tax assets, liabilities or income taxes payable.

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

During 2018 Wright Medical Technology, Inc. (“Wright Medical”) sued the Company, claiming patent infringement targeting essentially all of our patents. The case was subsequently updated to include trade secret misappropriations. We have filed motions to dismiss Wright's allegations and have a trial date set for June 2023. We currently believe that we have substantial and meritorious defenses to Wright Medical’s claims and intend to vigorously defend our position, including through the trial and appellate stages if necessary. As the case is ongoing, we are unable to determine the likelihood of an outcome or estimate a range of reasonably possible settlement, if any. Accordingly, we have not made an accrual for any possible loss. The outcome of any litigation, however, is inherently uncertain, and an adverse judgment or settlement in the Wright Medical proceeding, if any, could materially and adversely affect our business, financial position and results of operations or cash flows. In addition to Wright Medical’s claims set forth above, we received, in December 2021, an additional complaint from Wright Medical covering patents separate and apart from the Wright Asserted Patents. We do not at this time believe this complaint represents a material liability to our company. We have incurred, and expect that we will continue to incur, significant expense in defending against the allegations made by Wright Medical.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

NOTE 13. RELATED PARTY TRANSACTIONS

The Company has a license agreement dated July 1, 2017 for certain intellectual property with an entity that is affiliated with one of the directors of the Company, under which the Company pays a royalty of four percent (4%) of net revenue related to the licensed intellectual property for the 15 years following the date of first sale, including a minimum annual payment of $250. The term of the agreement is 20 years, and automatically renews for five-year periods thereafter. Payments to the entity under this license agreement totaled $28 and $29 for the three months ended September 30, 2022 and 2021, respectively. Payments to the entity under this license agreement totaled $221 and $236 for the nine months ended September 30, 2022 and 2021, respectively. Amounts payable to this entity as of September 30, 2022 and December 31, 2021 were $129 and $163, respectively.

The Company paid professional services fees to a related party totaling $0 and $148 for the three months ended September 30, 2022 and 2021, respectively, and such fees are included in Selling, general, and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company paid professional services fees to a related party totaling $266 and $485 for the nine months ended September 30, 2022 and 2021, respectively. Amounts payable as of September 30, 2022 and December 31, 2021 to this related party were $184 and $66, respectively.

NOTE 14. SEGMENT AND GEOGRAPHIC INFORMATION

The following table represents total net revenue by geographic area, based on the location of the customer for the three and nine months ended September 30, 2022 and 2021, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$39,960	$31,882	$112,781	$92,014
International	6,046	3,969	17,094	12,675
Total net revenue	$46,006	$35,851	$129,875	$104,689

No individual country with net revenue originating outside of the United States accounted for more than 10% of consolidated net revenue for three and nine months ended September 30, 2022 and 2021.

The following table represents total non-current assets, excluding deferred taxes, by geographic area as of September 30, 2022 and December 31, 2021, respectively.

	September 30, 2022	December 31, 2021
United States	$76,346	$51,809
International	30,070	3,206
Total assets	$106,416	$55,015

With the acquisition of Disior, total non-current assets within both the United States and Finland exceed 10% of consolidated total assets as of September 30, 2022. No individual country with total non-current assets outside the United States accounted for more than 10% of the consolidated total assets as of December 31, 2021.

NOTE 15. SUBSEQUENT EVENTS

On October 21, 2022, the Company granted certain officers and management of the Company an aggregate of 852,556 Restricted Stock Units (RSUs) at a price of $17.77 based on the thirty day trailing average price under the 2021 Plan. All RSUs granted were time-based awards and vest over a four-year period.

On November 1, 2022, the Company filed a Registration Statement on Form S-3 (the “Shelf Registration Statement”). The Shelf Registration Statement covers the offering and sale of up to $100,000 of the Company’s securities, including common stock, preferred stock, debt securities, warrants, purchase contracts and units, as well as up to 10,000 shares of common stock by certain selling securityholders, in one or more transactions from time to time, including an “at-the-market” offering under the Securities Act of 1933. The SEC declared the Shelf Registration Statement effective on November 7, 2022.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

On November 9, 2022, the Company entered into an amendment to the MidCap Revolving Loan with MidCap Funding IV Trust (the "Revolving Loan Agreement") and an amendment to the MidCap Term Loan with MidCap Financial Trust (the “Term Loan Agreement” and together with the "Revolving Loan Agreement", “MidCap Credit Agreements”). The amendment to the Midcap Revolving Loan provides up to $50,000 in total borrowing capacity compared to up to $30,000 available previously. The MidCap amendments modified the MidCap Credit Agreements to include provisions related to the transition from the LIBOR Interest Rate plus Applicable Margin to the SOFR Interest Rate plus Applicable Margin, maintaining the Applicable Margin of 6% under the MidCap Term Loan and increasing the Applicable Margin from 3% to 3.75% under the Midcap Revolving Loan. In addition, the MidCap amendments amended certain covenants, terms and provisions in the Midcap Credit Agreements to, among other things, modify the covenant levels for the Minimum Net Product Sales financial covenant and to remove the Minimum Consolidated EBITDA financial covenant.

On November 10, 2022, the Company entered into the First Amendment to the Zions Facility with Zions Bancorporation, N.A. dba Vectra Bank Colorado. The amendment to the Zions Facility amends the financial covenants to require the Company to maintain (i) the Liquidity Ratio, if the Cash Flow as of the last day of any quarter measured on a trailing three month basis is less than or equal to $0, and (ii) the Fixed Charge Coverage Ratio which will be calculated as of the last day of each quarter on a trailing four quarter basis, as well as a certain level of Liquidity, if the Cash Flow is greater than $0. In addition, a Net Revenue Growth covenant was added which will be calculated as of the last day of each quarter on a year-over-year basis.

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

Overview

We are a leading medical device company exclusively focused on the foot and ankle orthopedic market and we are dedicated to improving patient lives. Our innovative orthopedic solutions, procedural approaches and instrumentation cover a wide range of foot and ankle ailments including fracture fixation, hallux valgus - which includes bunions and hammertoe, ankle, progressive collapsing foot deformity (PCFD) or flatfoot, charcot foot and orthobiologics. To treat these painful, debilitating or even life-threatening conditions, we provide a comprehensive portfolio of solutions that includes surgical implants and disposables, as well as surgical instrumentation. Our broad suite of surgical solutions comprises 75 product systems, including approximately 9,000 SKUs to help fit the specific needs of each patient. We design each of our products with both the patient and surgeon in mind, with the goal of improving outcomes, reducing ailment recurrence and complication rates, and making the procedures simpler, consistent and reproducible. We believe our passion, expertise, and exclusive focus in the foot and ankle market has allowed us to better understand the needs of our patients and physicians, which has enabled us to create innovations and enhanced solutions that disrupt and transform the foot and ankle market. As a result, we have experienced significant growth and momentum in our business.

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

Net revenue increased from $104.7 million for the nine months ended September 30, 2021 to $129.9 million for the nine months ended September 30, 2022, an increase of 24%, and $35.9 million for three months ended September 30, 2021 to $46.0 million for the three months ended September 30, 2022, an increase of 28%.

Net loss increased from $7.5 million for the nine months ended September 30, 2021 to $28.6 million for the nine months ended September 30, 2022 and net loss increased from $5.1 million for the three months ended September 30, 2021 to a net loss of $9.7 million for the three months ended September 30, 2022.

Adjusted EBITDA decreased from $2.9 million for the nine months ended September 30, 2021 to negative $9.2 million for the nine months ended September 30, 2022 and negative $1.0 million for the three months ended September 30, 2021 to negative $2.7 million for the three months ended September 30, 2022. Adjusted EBITDA is not a financial measure under U.S. generally accepted accounting principles (GAAP). See “Non-GAAP Financial Measures” for an explanation of how we compute this non-GAAP financial measure and for the reconciliation to the most directly comparable GAAP financial measure.

As of December 31, 2021 and September 30, 2022, we had cash of $109.4 million and $56.3 million and an accumulated deficit of $(0.5) million and $(29.0) million, respectively. Our primary sources of capital from inception through September 30, 2022 have been from cash flows from operations, private placements of securities, proceeds from our public offering and the incurrence of indebtedness.

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

Reconciliation Between GAAP and Non-GAAP Measure

We define Adjusted EBITDA as earnings before interest expense, income tax expense (benefit), depreciation and amortization, stock-based compensation expense, employee stock purchase plan expense, non-recurring expenses and certain other non-cash expenses. For a full reconciliation of Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021 to net income (loss) as the most comparable GAAP financial measure, please see the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net loss	$(9,724)	$(5,107)	$(28,563)	$(7,518)
Interest expense	1,093	573	2,865	1,174
Income tax expense	201	105	306	437
Depreciation and amortization expense	3,058	2,424	9,624	6,103
Stock based compensation expense	2,587	1,032	7,052	2,747
Employee stock purchase plan expense	100	—	100	—
Change in fair value of earnout liability (1)	(35)	—	(575)	—
Adjusted EBITDA	$(2,720)	$(973)	$(9,191)	$2,943

------------------------------------------

(1) Represents non-cash change in the fair value of earnout liability for the three and nine months ended September 30, 2022

Components of Our Results of Operations

Net Revenue

We derive our revenue from the sale of our foot and ankle orthopedic solutions, primarily implants. We also record as revenue any amounts billed to customers for shipping costs and record as cost of goods sold the actual shipping costs. We have elected to exclude from the measurement of the transaction price all taxes, such as sales, use, value-added, assessed by government authorities and collected from a customer. Therefore, revenue is recognized net of such taxes. In addition, we record revenue net of estimated losses for bad debt. No single customer accounted for 10% or more of our net revenue in the three and nine months ended September 30, 2022 and 2021. We expect our net revenue to increase in the foreseeable future as we expand our sales territories, add new customers, launch new products and increase the utilization of our products by our existing customers, though net revenue may fluctuate from quarter to quarter due to a variety of factors, including availability of reimbursement, the size and success of our sales force, the number of hospitals and physicians who are aware of and use our products and seasonality.

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

Results of Operations

For the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the period presented below:

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
	(in thousands)
Net revenue	$46,006	$35,851	$10,155	28%
Cost of goods sold	8,491	7,096	1,395	20%
Gross profit	37,515	28,755	8,760	30%
Operating expenses
Research and development	6,337	4,118	2,219	54%
Selling, general, administrative	39,667	28,968	10,699	37%
Total operating expenses	46,004	33,086	12,918	39%
Operating loss	(8,489)	(4,331)	(4,158)	*
Other expense	59	(98)	157	*
Interest expense	(1,093)	(573)	(520)	91%
Loss before income taxes	(9,523)	(5,002)	(4,521)	*
Income tax expense	201	105	96	91%
Net loss	$(9,724)	$(5,107)	$(4,617)	*

------------------------------------------

* Not meaningful

The following table represents total net revenue by geographic area, based on the location of the customer for the three months ended September 30, 2022 and 2021, respectively.

	Three Months Ended September 30,
	2022	2021
	(in thousands)
United States	$39,960	$31,882
International	6,046	3,969
Total net revenue	$46,006	$35,851

Net Revenue. Net revenue was $46.0 million for the three months ended September 30, 2022, representing growth of 28% compared to the prior year period. Strengthening of the U.S. dollar reduced net revenue growth for the three months ended September 30, 2022 by 2.1 percentage points as compared to the prior year period. U.S. net revenue was $40.0 million for the three months ended September 30, 2022, representing growth of 25% compared to the prior year period. U.S. net revenue growth was primarily the result of sales force productivity gains driven largely by new product launches and the benefits from medical education and training and sales force expansion. International revenue was $6.0 million for the three months ended September 30, 2022, representing growth of 52% compared to the prior year period. Strengthening of the U.S. dollar reduced international revenue growth for the three months ended September 30, 2022 by 19 percentage points as compared to the prior year period. International revenue growth was driven by our three largest international markets of Australia, South Africa and the United Kingdom, with Spain also a top driver of growth due to increased distribution capabilities.

Cost of Goods Sold and Gross Profit Margin. Cost of goods sold increased $1.4 million, or 20%, from $7.1 million in the three months ended September 30, 2021 to $8.5 million in the same period in 2022. Gross profit margin for the three months ended September 30, 2022 increased to 81.5%, compared to 80.2% in the same period of 2021, primarily due to lower inventory excess and obsolescence expense.

Research and Development Expenses. Research and development expenses increased $2.2 million, or 54%, from $4.1 million in the three months ended September 30, 2021 to $6.3 million in the same period in 2022. The increase in research and development expenses was primarily due to further investments in product development, clinical studies, quality and the acquisitions of Additive Orthopedics in May 2021 and Disior Oy in January 2022.

Selling, General, and Administrative Expenses. Selling, general and administrative expenses increased $10.7 million, or 37%, from $29.0 million in the three months ended September 30, 2021 to $39.7 million in the same period in 2022. The increase in selling, general, and administrative expenses as compared to prior year period was driven by investments in sales and marketing, including in-person U.S. marketing and medical education events, commercial team expansion both in the U.S. and in our international markets, increased variable sales representative commission expense related to revenue growth, increased general and administrative expenses due to the costs of becoming a publicly traded company in the fourth quarter of 2021, and one-time SAP implementation costs.

Interest Expense. Interest expense increased to $1.1 million for the three months ended September 30, 2022 from $0.6 million for the three months ended September 30, 2021 primarily due to higher levels of outstanding debt.

For the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the period presented below:

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
	(in thousands)
Net revenue	$129,875	$104,689	$25,186	24%
Cost of goods sold	22,920	20,209	2,711	13%
Gross profit	106,955	84,480	22,475	27%
Operating expenses
Research and development	18,100	11,254	6,846	61%
Selling, general, administrative	114,857	79,009	35,848	45%
Total operating expenses	132,957	90,263	42,694	47%
Operating loss	(26,002)	(5,783)	(20,219)	*
Other income (expense)	610	(124)	734	*
Interest expense	(2,865)	(1,174)	(1,691)	*
Loss before income taxes	(28,257)	(7,081)	(21,176)	*
Income tax expense	306	437	(131)	(30)%
Net loss	$(28,563)	$(7,518)	$(21,045)	*

------------------------------------------

* Not meaningful

The following table represents total net revenue by geographic area, based on the location of the customer for the nine months ended September 30, 2022 and 2021, respectively.

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
United States	$112,781	$92,014
International	17,094	12,675
Total net revenue	$129,875	$104,689

Net Revenue. Net revenue was $129.9 million for the nine months ended September 30, 2022, representing growth of 24% compared to prior year period. Strengthening of the U.S. dollar reduced net revenue growth for the nine months ended September 30, 2022 by 1.4 percentage points as compared to the prior year period. U.S. net revenue was $112.8 million for the nine months ended September 30, 2022, representing growth of 23% compared to the prior year period. U.S. net revenue growth was primarily the result of sales force productivity gains driven largely by new product launches and the benefits from medical education and training and sales force expansion, offset partially by modest COVID disruptions. International revenue was $17.1 million for the nine months ended September 30, 2022, representing growth of 35% compared to the prior year period. Strengthening of the U.S. dollar reduced international net revenue growth for the nine months ended September 30, 2022 by approximately 11.4 percentage points as compared to the prior year period. International revenue growth was driven primarily by our three largest international markets of Australia, South Africa and the United Kingdom.

Cost of Goods Sold and Gross Profit Margin. Cost of goods sold increased $2.7 million, or 13%, from $20.2 million in the nine months ended September 30, 2021 to $22.9 million in the same period in 2022. Gross profit margin for the nine months ended September 30, 2022 increased to 82.4%, compared to 80.7% in the same period of 2021, primarily due to lower inventory excess and obsolescence expense.

Research and Development Expenses. Research and development expenses increased $6.8 million, or 61%, from $11.3 million in the nine months ended September 30, 2021 to $18.1 million in the same period in 2022. The increase in research and development expenses as compared to the prior year period was primarily due to further investments in product development, clinical studies, quality and the acquisitions of Additive Orthopeadics in May 2021 and Disior Oy in January 2022.

Selling, General, and Administrative Expenses. Selling, general and administrative expenses increased $35.8 million, or 45%, from $79.0 million in the nine months ended September 30, 2021 to $115.0 million in the same period in 2022. The increase in selling, general, and administrative expenses as compared to the prior year period was driven primarily by investments in sales and marketing, including in-person U.S. marketing and medical education events, commercial team expansion both in the U.S. and in our international markets, increased variable sales representative commission expense related to U.S. net revenue growth, increased general and administrative expenses due to costs of becoming a publicly traded company in the fourth quarter of 2021, mergers and acquisitions related expenses, and one-time SAP implementation costs.

Interest Expense. Interest expense increased to $2.9 million for the nine months ended September 30, 2022 from $1.2 million for the nine months ended September 30, 2021 primarily due to higher levels of outstanding debt.

Liquidity and Capital Resources

As of December 31, 2021 and September 30, 2022, we had cash of $109.4 million and $56.3 million, and an accumulated deficit of $(0.5) million and $(29.0) million, respectively. Our primary sources of capital from inception through September 30, 2022 have been from cash flows from operations, private placements of securities, proceeds from our public offering and the incurrence of indebtedness.

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

On May 6, 2021, we entered into a new credit agreement with Midcap Financial Trust (Midcap) to provide up to $70.0 million in total borrowings, including a $30.0 million revolving loan and a $40.0 million deferred draw term loan, secured by our intellectual property and other assets. At September 30, 2022, we had $0 of Midcap debt outstanding under the Midcap Revolving Loan (defined below) and $30.0 million under the Midcap Term Loans (defined below). In addition, on November 9, 2022 we entered into an amendment to the Midcap Revolving Loan Agreement (defined below) providing up to $50.0 million in total borrowing capacity. We believe that our $56.3 million of cash as of September 30, 2022, the additional $60.0 million of available borrowings under our amended Midcap credit facility and our expected future revenues will be sufficient to meet our capital requirements and fund our operations for the next 12 months. However, we may decide to raise additional financing to support further growth of our operations.

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

On November 10, 2022, the Company entered into the First Amendment to the Zions Facility with Zions Bancorporation, N.A. dba Vectra Bank Colorado. The amendment to the Zions Facility amends the financial covenants to require the Company to maintain (i) the Liquidity Ratio, if the Cash Flow as of the last day of any quarter measured on a trailing three month basis is less than or equal to $0, and (ii) the Fixed Charge Coverage Ratio which will be calculated as of the last day of each quarter on a trailing four quarter basis, as well as a certain level of Liquidity, if the Cash Flow is greater than $0. In addition, a Net Revenue Growth covenant was added which will be calculated as of the last day of each quarter on a year-over-year basis.

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

On November 9, 2022, the Company entered an amendment to the MidCap Revolving Loan with MidCap Funding IV Trust (the "Revolving Loan Agreement") and an amendment to the MidCap Term Loan with MidCap Financial Trust (the “Term Loan Agreement” and together with the "Revolving Loan Agreement", “MidCap Credit Agreements”). The amendment to the Midcap Revolving Loan provides up to $50.0 million in total borrowing capacity compared to up to $30.0 million available previously. The MidCap amendments modified the MidCap Credit Agreements to include provisions related to the transition from the LIBOR Interest Rate plus Applicable Margin to the SOFR Interest Rate plus Applicable Margin, maintaining the Applicable Margin of 6% under the MidCap Term Loan and increasing the Applicable Margin from 3% to 3.75% under the Midcap Revolving Loan. In addition, the MidCap amendments amended certain covenants, terms and provisions in the Midcap Credit Agreements to, among other things, modify the covenant levels for the Minimum Net Product Sales financial covenant and to remove the Minimum Consolidated EBITDA financial covenant.

The Midcap Loan Agreements are secured by all of our assets and personal property, including all goods, equipment, inventory, cash, intellectual property, and certificates of deposit. The Midcap Loan Agreements include customary conditions to borrowing, events of default, and covenants, including affirmative covenants and negative covenants that restrict our and our subsidiaries’ ability to, among other things, incur additional indebtedness, create or incur liens, merge or consolidate with other companies, liquidate or dissolve, sell or transfer assets, pay dividends or make distributions, subject to certain exceptions. The Midcap Loan Agreements require us to maintain minimum net product sales (as defined in the Midcap Loan Agreements), for the preceding twelve month period.

Contractual Obligations

In January 2022, the Company purchased its' headquarters and terminated the existing lease agreement; therefore, there were no remaining significant future lease payment obligations as of September 30, 2022.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for the periods presented below:

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(35,950)	$(1,196)	$(34,754)	*
Investing activities	(53,519)	(25,885)	(27,634)	(107)%
Financing activities	36,937	17,796	$19,141	108%
Effect of exchange rate changes of cash	(495)	(340)	(155)	46%
Net decrease in cash	$(53,027)	$(9,625)	$(43,402)	*

------------------------------------------

* Not meaningful

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022 was $36.0 million, consisting primarily of net loss of $28.6 million plus non-cash expenses of $15.3 million, which primarily consisted of $9.6 million of depreciation and amortization and $7.1 million of stock-based compensation expense, and increased working capital of $22.7 million, including $15.3 million of inventory purchases, a $10.2 million increase in accounts receivable and other working capital decreases of $2.9 million.

Net cash used in operating activities for the nine months ended September 30, 2021 was $1.2 million, consisting primarily of net loss of $7.5 million plus non-cash expenses of $11.9 million, which primarily consisted of $6.1 million of depreciation and amortization, $2.2 million provision for excess and obsolete inventory and $2.7 million of stock-based compensation expense, and negative changes in working capital of $5.6 million, including $7.9 million of inventory purchases and $2.9 million in deferred IPO expenses offset partially by a $3.4 million increase in accounts payable and an increase in accrued expenses and other current liabilities of $2.9 million. The Company paid $2.5 million of IPO expenses during the nine months ended September 30, 2021.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022 was $53.5 million, consisting primarily of our purchase of Disior for $18.5 million (financed by a $20.0 million draw on the Company's term loan), the purchase of our Denver headquarters building for $18.3 million (financed in part by a $16.0 million mortgage loan), surgical instrumentation purchases for $8.4 million, capital spend associated with the launch of SAP of $3.4 million and capitalization of certain patent costs.

Net cash used in investing activities for the nine months ended September 30, 2021 was $25.9 million, consisting primarily of our purchase of the assets of Additive Orthopedics for $15.0 million, surgical instrumentation purchases of $7.9 million, and capitalization of certain patent costs.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022 was $36.9 million, consisting of $36.0 million proceeds from long-term debt, including a $20.0 million draw on the Company's Midcap Term Loan to finance the Disior acquisition and a $16.0 million loan to finance the purchase of the Company's Denver headquarters.

Net cash provided by financing activities for the nine months ended September 30, 2021 was $17.8 million, consisting of $26.0 million of proceeds from the Midcap Revolving Loan and the Midcap Term Loan, which was partially offset by the long-term debt repayments of $6.0 million and the payment of $3.0 million in debt issuance costs.

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

During the nine months ended September 30, 2022, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

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

Our Management's Annual Report on Internal Control Over Financial Reporting included in our Annual Report on Form 10-K for the year ended December 31, 2021 described material weaknesses in our internal control over financial reporting related to the fact that we did not design or maintain an effective control environment, with the primary contributing factor being lack of adequate staffing with the appropriate technical accounting competency, training and experience to account for more complex accounting matters. We have been in the process of designing, implementing, and testing the operating effectiveness of measures to remediate the material weakness in our internal control over financial reporting. During the nine months ended September 30, 2022, we continued to:

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

We currently believe that we have substantial and meritorious defenses to Wright Medical’s claims and intend to vigorously defend our position, including through the trial and appellate stages if necessary. The outcome of any litigation, however, is inherently uncertain and there can be no assurance that the outcome of the case or the costs of litigation, regardless of outcome, will not have a material adverse effect on our business. In addition to Wright Medical’s claims set forth above, we received, in December 2021, an additional complaint from Wright Medical covering patents different than the Wright Asserted Patents. We do not at this time believe they represent a material liability to our company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Item 1.01 Entry into a Material Definitive Agreement.

Amendments to Midcap and Vectra Agreements

On November 9, 2022, the Company and its wholly-owned subsidiary, Paragon Advanced Technologies, Inc., a Delaware corporation (“Paragon Advanced Technologies”, and together with the Company, each a “Borrower” and collectively, the “Borrowers”), entered into: (i) an amendment (the “Third Amendment”) to the Credit and Security Agreement (Term Loan), dated as of May 6, 2021, as amended (the “Term Loan Agreement”), with MidCap Financial Trust, a Delaware statutory trust, as Agent and the Lenders party thereto, and (ii) an amendment (the "Fourth Amendment” and together with the Third Amendment, the “MidCap Amendments”) to the Credit and Security Agreement (Revolving Loan), dated as of May 6, 2021, as amended (the “Revolving Loan Agreement” and together with the Term Loan Agreement, “MidCap Credit Agreements”), with MidCap Funding IV Trust, a Delaware statutory trust, as agent and the lenders party thereto. Capitalized terms which are used, but not defined, herein shall have the meanings assigned to such terms in the MidCap Amendments, as applicable.

The Fourth Amendment increased the commitment amount available under the Revolving Loan Agreement from $30.0 million to $50.0 million. The MidCap Amendments modified the MidCap Credit Agreements to include provisions related to the transition from the LIBOR Interest Rate plus Applicable Margin to the SOFR Interest Rate plus Applicable Margin, maintaining the existing Applicable Margin of 6% under the Term Loan Agreement and increasing the Applicable Margin from 3% to 3.75% under the Revolving Loan Agreement. In addition, the MidCap Amendments amended certain covenants, terms and provisions in the MidCap Credit Agreements to, among other things, modify the covenant levels for the Minimum Net Product Sales financial covenant and to remove the Minimum Consolidated EBITDA financial covenant.

In addition, on November 10, 2022, the Company entered into the First Amendment (the “First Amendment” and together with the MidCap Amendments, the “Amendments”) to Business Loan Agreement, dated as of March 24, 2022 (the “Loan Agreement”), with Zions Bancorporation, N.A. dba Vectra Bank Colorado. Capitalized terms which are used, but not defined, herein shall have the meanings assigned to such terms in the First Amendment or the Loan Agreement, as applicable.

The First Amendment amended financial covenants set forth in the Loan Agreement to require the Company to maintain (i) the Liquidity Ratio, if the Cash Flow as of the last day of any quarter measured on a trailing three month basis is less than or equal to $0, and (ii) the Fixed Charge Coverage Ratio which will be calculated as of the last day of each quarter on a trailing four quarter basis, as well as a certain level of Liquidity, if the Cash Flow is greater than $0. The First Amendment also added the requirement to maintain the Net Revenue Growth greater than 0%, which will be calculated as of the last day of each quarter on a year-over-year basis.

The foregoing summary of the Amendments is not intended to be complete and is qualified in its entirety by reference to the Amendments, copies of which are attached hereto as Exhibits 10.1, 10.2 and 10.3 and are incorporated by reference herein.

Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

On November 9, 2022 and November 10, 2022, the Company entered into the Amendments. The summary of the terms of Amendments is set forth in Item 1.01 above, which is incorporated in its entirety by reference herein.

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

10.1*

Third Amendment to Credit and Security Agreement (Term Loan), dated as of November 9, 2022, by and among Midcap Financial Trust, the lenders party thereto, Paragon 28, Inc and Paragon Advanced Technologies Inc.

10.2*

Fourth Amendment to Credit and Security Agreement (Revolving Loan), dated as of November 9, 2022, by and among Midcap Funding IV Trust, the lenders party thereto, Paragon 28, Inc. and Paragon Advanced Technologies Inc.

10.3*	First Amendment to Business Loan Agreement, effective as of November 10, 2022, by and between Zions Bancorporation, N.A. dba Vectra Bank Colorado and Paragon 28, Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

PARAGON 28, INC.

Date: November 10, 2022	By:	/s/ Albert DaCosta
	Name:	Albert DaCosta
	Title:	Chief Executive Officer

Date: November 10, 2022	By:	/s/ Stephen M. Deitsch
	Name:	Stephen M. Deitsch
	Title:	Chief Financial Officer