Form 10-K
period 2022-12-31
Paragon 28, Inc.
filed 2023-03-02
CIK 1531978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the New York Stock Exchange on June 30, 2022, was $520.9 million.

The number of shares of Registrant’s common stock outstanding as of February 27, 2023 was 88,218,207.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2022. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•
our business model and strategic plans for our products, technologies, including Smart 28, and business, including our implementation thereof;
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
•
various macroeconomic events, including changes in inflation, interest rates and overall economic conditions and uncertainties;
•
the timing or likelihood of regulatory filings and approvals;
•
our ability to hire and retain key personnel;
•
our ability to obtain additional financing in potential future offerings;
•
our plans to conduct further clinical trials or clinical studies;
•
the volatility of the trading price of our common stock;
•
our compliance with extensive NYSE requirements, as well as laws and government rules and regulations both in the United States and internationally; and
•
our expectations regarding the time during which we will be an emerging growth company under the JOBS Act.

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
•
The terms of our loan agreements require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.
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
•
The market price of our common stock may fluctuate substantially or may decline regardless of our operating performance, which could result in the loss of part or all of your investment.

•
If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, investors' views of us and, as a result, the value of our common stock.

PART I

Item 1. Business.

Overview

We are a leading medical device company exclusively focused on the foot and ankle orthopedic market and we are dedicated to improving patient lives. Our innovative orthopedic solutions, procedural approaches and instrumentation cover a wide range of foot and ankle ailments including fracture fixation, forefoot or hallux valgus - which includes bunion and hammertoe, ankle, flatfoot or progressive collapsing foot deformity (PCFD), charcot foot and orthobiologics. To treat these painful, debilitating or even life-threatening conditions, we provide a comprehensive portfolio of solutions that includes surgical implants and disposables, as well as surgical instrumentation. As of December 31, 2022 our broad suite of surgical solutions comprises 75 product systems, including approximately 9,200 SKUs to help fit the specific needs of each patient and procedure. We design each of our products with both the patient and surgeon in mind, with the goal of improving outcomes, reducing ailment recurrence and complication rates, and making the procedures simpler, consistent and reproducible. We believe our passion, expertise, and exclusive focus in the foot and ankle market has allowed us to better understand the needs of our patients and physicians, which has enabled us to create innovations and enhanced solutions that disrupt and transform the foot and ankle market. As a result, we have experienced significant growth and momentum in our business.

The global market for surgical implants and devices used in foot and ankle procedures was approximately $4.6 billion in 2022 and is projected to grow at approximately 7% annually to reach approximately $6.0 billion by 2026, representing the fastest growing market within orthopedics. The United States remains the largest market for foot and ankle procedures, representing approximately 55% of the global market in 2022, and is our largest market for product sales. Our estimates of the global foot and ankle market are based on internal and third-party data. We expect the foot and ankle market to benefit from general trends including an aging population, increased incidence of obesity and diabetes, as well as the broader patient populations’ desire to pursue a more active lifestyle. We also believe that growth in the foot and ankle market could accelerate with an increased focus on specialization and with advancements in technology that improve patient outcomes.

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

We have developed a comprehensive portfolio of foot and ankle surgical systems and procedural techniques designed to address many of the conditions requiring surgery in the foot and ankle, including fracture fixation; forefoot or hallux valgus - which includes bunion and hammertoe; ankle; PCFD or flatfoot; charcot foot; and orthobiologics. Each system typically includes numerous plates, screws, staples, nails, advanced joint and bone replacements, orthobiologics, and other implantation instruments and disposables. Except for our total talus spacer, which is authorized for marketing under a Humanitarian Device Exemption (HDE), our marketed products are either Class II medical devices cleared by the U.S. Food and Drug Administration (FDA) for specific indications or they are Class I exempt for general orthopaedic use. We have no products that are Class III medical devices. Since inception, we have designed and currently market 75 product systems with approximately 9,200 SKUs, which comprises of approximately 6,800 implants, 1,400 instruments and 1,000 disposable and other SKUs. Our products are available in a variety of sizes and configurations to best suit the individual patient’s anatomical and surgical requirements.

Since inception, we have introduced numerous key technological innovations and novel products that have advanced and challenged the status quo in our industry. As a result, many of our solutions have been first to market. We are committed to continuously expanding and advancing our portfolio of foot and ankle surgical solutions and to bringing next-generation products to market.

In addition to our portfolio of products, we use Smart 28 to modernize and improve all aspects of foot and ankle treatments by utilizing advanced technologies such as AI, data analytics, patient specific algorithms, 3-D modeling and other enabling technologies. With Smart 28, we aim to further improve patient outcomes and procedure reproducibility, as well as increased patient access to therapies. We envision our Smart 28 technologies will span across our portfolio of solutions by providing pre-operative planning, intra-operative support and post-operative evaluation.

Our development pipeline is driven by our passion and commitment to designing products aimed to improve patient outcomes and create surgical efficiencies. We have a dedicated team of design and development engineers that have embodied our research philosophy to drive continual innovation and a system of collaboration that allows us to harness and rapidly respond to customer feedback to drive development of new concepts and product iterations. The foregoing has helped us to expand our portfolio quickly and consistently, having launched nearly 75 product lines since 2011 including 10 product lines launched in 2022. We currently have more than 25 product and system offerings in our development pipeline and expect the majority to launch commercially in the next 24 months. We have also enhanced our offerings through licensing agreements and tuck-in acquisitions, such as our recent acquisitions of Additive Orthopaedics and Disior Oy.

We have dedicated substantial resources to building a leading commercial organization that consists of sales, marketing and medical education. We believe our entrepreneurial and clinically-oriented culture has allowed us to build a leading sales force which includes an estimated 234 producing U.S. sales representatives as of December 31, 2022. We define producing sales representatives as those sales representatives logging revenue, for at least one case, in all three months of each quarter. Our U.S. sales force consists primarily of independent sales representatives, the majority of whom are exclusive. During 2022, substantially all of our U.S. revenue was produced by our producing sales representatives. We began selling outside the United States in late 2016. As of December 31, 2022, we sell our products in 22 countries, and in 2022, our international business contributed approximately 13% of our revenue. We believe that we have a significant opportunity to continue to capture market share in existing and new territories both in the United States and internationally.

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

Success Factors

We believe the following success factors are essential to our mission of improving patient experiences and outcomes and will be significant factors in our continued success and growth:

Large, Growing, and Underdeveloped Foot and Ankle Market with Significant Unmet Clinical Needs.

The global market for implants and devices used in foot and ankle procedures was approximately $4.6 billion in 2022, and is projected to grow at approximately 7% annually to reach $6.0 billion by 2026, representing the fastest growing market within orthopedics. The United States remains the largest market for foot and ankle procedures, representing approximately 55% of the global market in 2022, and is our largest market for product sales. Our estimates of the global foot and ankle market are based on internal and third-party data. We believe that growth in the foot and ankle market could accelerate with advancements in technology and an increased focus on and specialization in foot and ankle ailments. We also expect the foot and ankle market to benefit from general trends including an aging population, increased incidence of obesity and diabetes, as well as the broader patient populations’ desire to pursue a more active lifestyle.

Our market consists of medical devices and implants used across approximately six core sub-categories and conditions including fracture fixation, forefoot or hallux valgus - which includes bunion and hammertoe, ankle, PCFD or flatfoot, charcot foot and orthobiologics with varying levels of penetration across multiple providers. Additionally, the market is comprised of soft tissue, sports medicine, orthobiologics and analytical solutions across each of these sub-categories. We believe there is significant opportunity for further expansion and penetration across a broad subset of indications within foot and ankle due to current products delivering suboptimal patient outcomes, which is in part driven by a lack of anatomically specific technology and defined techniques. We also believe there has been a lack of innovation required to drive better clinical outcomes and surgeon experiences. We expect that new technologies driven by meaningful research, data analytics and AI will result in higher procedural success rates, which may prompt increased procedure volume.

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

Total Solutions Provider with a Comprehensive Portfolio.

We have a broad and comprehensive portfolio of surgical solutions for the foot and ankle market. Each of our offerings are designed with both the patient and physician in mind to deliver an enhanced user-experience throughout the procedure, while improving patient outcomes and increasing the reproducibility of results. Our current portfolio consists of 75 product systems, offering significant depth in every indication. As of December 31, 2022 we had 401 issued or pending patents covering our portfolio. Our current suite of implants includes plates, plating systems, screws, staples, nails, and orthobiologics. Among other advanced technology solutions, we empower our physicians with a spectrum of pre-operative planning and intra-operative support systems including laser alignment tools, patient specific instrumentation, and other advanced technology solutions designed to enhance physician experiences and create procedural efficiencies. We have expanded our portfolio quickly and consistently having launched nearly 80 product lines since 2011 including 9 product lines launched in 2022. We have also enhanced our offerings through licensing agreements and tuck-in acquisitions, including the acquisition of the assets of Additive Orthopaedics in June of 2021 and the acquisition of Disior Oy in the first quarter of 2022.

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

Large Research & Development Team Leveraging Unique Insights.

We have a large and growing, dedicated team of 55 development engineers that work hand-in-hand with thought-leading foot and ankle specialists and third-party development specialists to advance our mission. Our strong research & development team seeks to break barriers in foot and ankle as we rethink existing procedures and products. We have developed a culture and system of collaboration which allows us to harness and rapidly respond to customer feedback to drive development of new concepts and product iterations.

Demonstrated Growth and Value Creation.

We have driven a 37% revenue CAGR from 2015 through 2022. In 2022, we demonstrated continued revenue growth of 23% to $181.4 million. Our goal is to continue to drive revenue growth through new product introductions accompanied by leading medical education programs, expansion of our distribution channels, marketing programs, and targeted business development activities. We intend to maintain a fiscally responsible culture in which we are selective in how and where we deploy resources to drive these growth initiatives.

Our Growth Strategy

Our strategic levers to achieve our mission and drive continued growth include:

Continue to Invest in Research and Development to Further Improve Outcomes and Expand Our Addressable Market.

We have a strong history of developing and commercializing new products. We intend to maintain a procedurally focused approach to product development and have over 25 projects underway as of December 31, 2022, the majority of which we anticipate launching in the next 24 months. Our capabilities allow us to develop products that span a spectrum of regulatory pathways including 510(k) clearance and HDE. We also expanded our product portfolio and Smart 28 offerings, an ecosystem of enabling technologies for pre-operative planning, intra-operative support, and post-operative evaluation, with the acquisition of Additive Orthopaedics' assets and the acquisition of Disior in the first quarter of 2022. With Additive, we acquired the only 3-D printed, patient specific total talus spacer authorized for marketing pursuant to an approved HDE application, plus a proprietary pre-operative surgical planning platform. With Disior, we acquired a leading three-dimensional analytics pre-operative planning software company based in Helsinki, Finland. These transactions broadened our capabilities within the pre-operative and intra-operative stages of the foot and ankle continuum of care, potentially broadening our total addressable patient population. We expect to continue to invest in Smart 28.

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

Continue to Invest in Our Commercial Infrastructure Globally to Capture Market Share.

Our broad U.S. commercial footprint spans across all 50 states. Our products are also commercially available in 22 countries where we expect additional growth opportunities. In the United States, we believe there are approximately 2,400 orthopedic surgeons who specialize in foot and ankle, approximately 2,300 pediatric and trauma surgeons that treat foot and ankle and approximately 9,000 surgical podiatrists, approximately half of which are performing foot and ankle surgery. We continue to commit significant resources to clinical and procedural training and development of our commercial organization to provide high quality case support for our surgeon customers. We believe there is significant opportunity to increase sales in our current territories in the United States and internationally by selling to new physicians and increasing physician utilization of our existing and new solutions. Additionally, we plan to continue growing our sales organization and network in the United States. We are also highly focused on expanding our global network by expanding our sales footprint in existing and select new international markets based on our assessment of size and opportunity, among other factors.

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

Actively Evaluate and Pursue Business Development Opportunities.

We have successfully executed strategic partnerships and acquisitions of new solutions and platforms that are highly complementary to our core business. Most recently we successfully acquired and integrated the assets of Additive Orthopaedics including the only total Talus spacer authorized for marketing pursuant to an approved HDE application, as well as several advanced technologies to benefit our Smart 28 ecosystem. In addition, in the first quarter of 2022 with the acquisition of Disior, we acquired a leading three-dimensional analytics pre-operative planning software company based in Helsinki, Finland. These transactions broadened our capabilities within the pre-operative and intra-operative stages of the foot and ankle continuum of care, potentially broadening our total addressable patient population. We intend to continue to seek targeted external opportunities to enhance our solutions portfolio and distribution channels. Our approach to business development is highly disciplined and focused on bringing novel approaches and advanced technologies to our customers that can result in improved experiences for physicians and better results for our patients. We believe we are well positioned as a partner or acquirer of a business or team aligned with our mission of improving clinical outcomes in the foot and ankle market.

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
•
approximately 2,300 pediatric and trauma surgeons that treat foot and ankle; and
•
approximately 9,000 surgical podiatrists in the US; approximately half of all surgical podiatrists in the US perform foot and ankle surgery.

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

Our Market Opportunity

We define our market as the market for surgical implants and devices used in foot and ankle procedures across all major indications, which include fracture fixation, forefoot or hallux valgus - which includes bunion and hammertoe, ankle, PCFD or flatfoot, charcot foot and orthobiologics. We believe each of these subsegments and orthobiologics represents its own market opportunity with varying growth rates. The global market for surgical implants and devices used in foot and ankle procedures was approximately $4.6 billion in 2022, and is projected to grow at approximately 7% annually to reach $6.0 billion by 2026, representing potentially the fastest growing market within orthopedics. The United States remains the largest market for foot and ankle procedures, representing approximately 55% of the global market in 2022, and is our largest market for product sales. Our estimates of the global foot and ankle market are based on internal and third-party data.

The broader global foot and ankle market opportunity across each major indication and orthobiologics is shown in the table below.

	Estimated	Estimated	Projected
	2022 Market size	2026 Market size	2022-2026
Foot and Ankle Market Segment	(in millions)		CAGR
Fracture Fixation	$1,400	$1,700	5%
Forefoot or hallux valgas (1)	$1,500	$2,200	9%
Ankle (2)	$500	$700	9%
Flatfoot or PCFD	$400	$400	3%
Charcot Foot	$200	$200	4%
Orthobiologics (3)	$600	$800	6%
Total Global Market	$4,600	$6,000	7%

------------------------------------------

(1) Forefoot includes hallux valgus (bunions) and hammertoe.

(2) Ankle includes all non-fracture ankle conditions surrounding the ankle including surrounding soft tissue

(3) Represents orthobiologics specific to the foot and ankle market.

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

•
Exclusive focus on foot and ankle market
•
Product development and designs to address issues identified through unbiased research
•
Dedication to improving the procedural experience for physicians and offering a range of specific options to address all patients’ needs as opposed to repurposed solutions
•
Ambition for each of our anatomically specific foot and ankle solutions to be the standard of care
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

We believe the differentiation of our purpose-built solutions and the clinical value that we provide to our surgeon customers is demonstrated by our commercial success and growth. Since our first internally developed product, the Preserve bone wedges, launched in 2011, we have commercialized 75 product systems. Additionally, we currently have more than 25 product and system offerings in our development pipeline the majority of which we expect to launch commercially in the next 24 months which represents our continued dedication to enhancing our product portfolio with novel and disruptive solutions. We have also rapidly expanded our global intellectual property portfolio and will continue to focus on only patenting what we view as truly unique.

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

Our Procedurally Focused Systems

We have developed a comprehensive portfolio of foot and ankle surgical systems. Each system typically includes one or more of the following: plates, screws, staples, nails, advanced joint and bone replacements, orthobiologics, and other implantation instruments and disposables specifically designed for the particular surgical system. We focus our engineering efforts equally on each component of our surgical systems, from the implants to the procedural approach and instruments. Since inception, we have designed and currently market 75 product systems and approximately 9,200 SKUs. We have developed approximately 6,800 implant, 1,400 instrument, and 1,000 disposable and other SKU’s. Our products are available in a variety of sizes and configurations to best suit the individual patient’s anatomical and surgical requirements.

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

Monster, Mini Monster, and Joust Beaming Screw Systems

To complement our plating systems and provide surgeons with the full suite of products, we created a variety of innovative standalone screw systems. Our screw systems are utilized in all major procedural segments within the foot and ankle industry. Every detail was scrutinized in the design of our screws, from thread distance and pitch to neck tapering angle (precompression taper), with the goal of providing differentiated screws that address the needs of patients and surgeons. To support our 510(k) submission, we conducted engineering analyses in which our screws were uniquely attuned and well-balanced for optimal strength and insertion sharpness, all while maintaining superior implantation represented by greater predicted pull-out strength compared with predicate devices.

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

The Monster Screw System is cleared for use in bone reconstruction, osteotomy, arthrodesis, joint fusion, ligament fixation, fracture repair and fracture fixation, appropriate for the size of the device. The Monster Screw System, including the Joust Beaming Screw System, can be used in both adult and pediatric patients. We began developing the Monster Screw System in the third quarter of 2011 and received our initial 510(k) clearance in April 2013. The Monster Screw System is cleared as Class II medical devices for the above indications and the associated instrumentation are cleared as Class I medical devices.

The Joust Beaming Screw System is indicated for use in bone reconstruction, osteotomy, arthrodesis, joint fusion, ligament fixation, fracture repair and fracture fixation, appropriate for the size of the device. We began developing Joust Beaming Screw System in the fourth quarter of 2017 and received initial 510(k) clearance in April 2019. The Joust Beaming Screw System can be used in adult patients. The Joust Beaming Screw System is cleared as Class II medical device for the above indications and the associated instrumentation are cleared as Class I medical devices.

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

The total talus spacer is marketed pursuant to an approved HDE application to treat avascular necrosis of the ankle joint. The anatomical landmarks necessary for the design and creation of the patient specific talus spacer must be present and identifiable on a CT scan. The total talus spacer system can only be used in adult patients. Additive Orthopeadics began development on the total talus spacer in the first quarter of 2016 and the original HDE application was approved in February 2021.

Forefoot or Hallux Valgus Correction Systems

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

• Screw offering features over 120 unique implants with unique size and solid/cannulated options

Product Development and Pipeline

We are committed to continuously expanding our portfolio of foot and ankle solutions and to bring next-generation products to market. Our development pipeline is driven by our passion and commitment to designing products aimed to improve patient outcomes and create surgical efficiencies. We have a dedicated team of design and development engineers that have embodied our research philosophy to drive continual innovation. Our internal engineering team is comprised of 55 highly qualified individuals, and when needed we utilize third-party resources to augment and support our team with subject matter expertise. We believe our research philosophy provides us with a competitive edge in the marketplace, and includes the following principles:

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

We have established a cadence of bringing new products to market. Since our first commercial launch in 2011, we have brought to market 75 product systems consisting of approximately 9,200 SKUs. We expect to continue this steady rhythm of new product development and launches. We currently have more than 25 product and system offerings in our development pipeline and expect the majority to launch commercially in the next 24 months.

Clinical Overview

We are committed to continued investment in clinical evidence and involving physicians who are recognized as thought leaders in foot and ankle. We believe these efforts will continue to generate a large compendium of publications to ultimately drive adoption of our products and increase awareness of foot and ankle procedures with the goal of establishing our products as the standard of care. Since inception, we have developed a broad set of published studies that we believe strengthens our position as a thought leader in our industry. The safety and clinical performance of our products are supported by more than 52 published clinical whitepapers or studies, of which approximately half were funded by Paragon and were conducted by our employees.

We plan to continue investing in pre-clinical and post-clearance or post-certification studies to drive utilization of our products. As part of our clinical strategy, we emphasize and internally conduct performance testing of our products including mechanical implant testing in an effort to substantiate the claims we make and support marketing of our clinically meaningful systems.

Commercial Approach

We have dedicated substantial resources to building a leading commercial organization that consists of sales, marketing and medical education. We believe our entrepreneurial and clinically-oriented culture has allowed us to grow our commercial team.

To support our commercial expansion and awareness of the clinical benefits of our solutions, we have made significant investments in our education and training programs. To date, we have trained thousands of surgeons and other professionals. In addition, in 2019 we opened a new corporate, research and development, and clinical headquarters, which includes a 250-person auditorium and a 40-station cadaveric lab that have the capacity to train up to 5,000 people per year. In the United States, we believe there are approximately 2,400 orthopedic surgeons who specialize in foot and ankle, approximately 2,300 pediatric and trauma surgeons that treat foot and ankle and approximately 9,000 surgical podiatrists, approximately half of which are performing foot and ankle surgery. In addition to education and training opportunities offered at our headquarters, we employ a broad range of additional options including regional programs and virtual seminars. The breadth of our educational and training programs allows us to cater to a broad range of surgeons and sales people with significant flexibility around time and location.

Education for our commercial organization is extensive and on-going. We believe our extensive training programs have contributed to the clinical expertise of our sales representatives, enabling them to become trusted partners of foot and ankle surgeons.

Our U.S. sales forces consists primarily of independent sales representatives, the majority of whom are exclusive. For the year ended December 31, 2022, substantially all of our U.S. revenue was produced by 234 producing sales representatives. We define producing sales representatives as those sales representatives logging revenue, for at least one case, in all three months of each quarter. As of December 31, 2022, our international sales force consists of 13 non-stocking distributors, 8 stocking distributors, and 1 direct market. We began selling outside the U.S. in 2016. We believe that we have a significant opportunity to continue to capture market share in existing and new territories both in the United States and internationally. We expect to continue to dedicate meaningful resources to expand and strengthen our global sales force.

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
•
clinical outcomes and ease of use;
•
intellectual property; and
•
customer service.

Within the lower extremities market, our primary competitors include multinational companies such as Stryker Corporation (Stryker), Arthrex, Inc. (Arthrex), Smith & Nephew plc (Smith and Nephew), Johnson and Johnson (J&J) and Zimmer Biomet Holdings, Inc. (Zimmer Biomet) as well as with companies with one or a limited number of foot and ankle products such as Enovis Medical (Enovis), CrossRoads Extremity Systems, LLC (Crossroads), Medline Industries, Inc. (Medline), Conmed Corporation (Conmed), Novastep Inc. (Novastep) and Treace Medical Concepts, Inc. (Treace).

Many of our multinational competitors have significant financial resources and in addition to competing for foot and ankle market share, they also compete with us in recruiting and retaining qualified sales and marketing professionals, qualified research & development expertise, speed and cadence of product launches and acquiring novel technologies that augment their existing portfolios.

Due to our growing international presence, we also compete with medical device manufacturers outside of the United States. These competitors may develop effective or less expensive products and obtain regulatory clearance or certification before us.

Intellectual Property

We actively seek to protect the technology, inventions and improvements that we consider important to our business using patents, trade secrets, trademarks and copyrights in the United States and foreign markets.

As of December 31, 2022, our patent portfolio included 262 owned and issued patents. Of our patents:

•
Nineteen patents relate to technologies used in our orthobiologics products, all of which are design patents and relate to the associated tools and implants used; nine are U.S. patents, five are UK patents and five are EU patents; and these patents begin to expire in 2028.
•
Thirteen patents relate to technologies used in our nails; of these five are design patents and eight are utility patents; one relates to surgical techniques and seven relate to the associated tools and/or implants used; six are U.S. patents, two are European patents, two are UK patents, one is a Swiss patent, one is a German patent, and one is a Japanese patent; and these patents begin to expire 2030.
•
One hundred and sixty four patents relate to technologies used in our plating systems; of these 116 are design patents and 48 are utility patents; all of these patents relate to the associated tools with one also covering the surgical technique; 71 are U.S. patents, 37 are EU patents, 40 are UK patents, four are German patents, four are French patents, three are Spanish patents, three are Dutch patents and one is an Australian patent; and these patents begin to expire in 2028.
•
Ten patents relate to technologies used in our screws; of these two are design and eight are utility patents; all of these patents cover the tools used; three are U.S. patents, two are UK patents, one is an EU patent, one is a German patent, one is a Spanish patent, one is a French patent, and one is a Dutch patent; and these patents begin to expire 2035.
•
Forty seven patents relate to technologies used in our other products including hammertoe implants, titanium wedges, soft tissue fixators; of these 15 are design patents and 32 are utility patents; all of these relate to the associated tools, system, and/or implants used with two also covering the surgical technique; 20 are U.S. patents, seven are UK patents, four are EU patents, three are German patents, three are Spanish patents, three are French patents, three are Dutch patents, one is a Danish patent, one is an Irish patent, one is a Canadian patent and one is a Norwegian patent; and these patents begin to expire in 2033.
•
Nine patents relate to technologies used in our total ankle arthroplasty system; all of these are U.S. utility patents that cover the implant system and the tools used; and these patents begin to expire in 2029.

In addition to our owned patents, we have nine registered patents that are in-licensed pursuant to our agreement with Biedermann Technologies GmbH & Co. KG ("Biedermann") and two registered patents that are in-licensed pursuant to our agreement with Extremity Medical, LLC (“Extremity”).Of the nine patents licensed from Biedermann, six are utility patents and three are design patents. All of the Biedermann patents relate to technologies used in our JAWs staple system. Of the patents licensed from Biedermann, six are U.S. patents, one is a EU patent, one is a Chinese patent and one is a Japanese patent. The patents licensed from Biedermann begin to expire in 2033. The two patents licensed from Extremity are utility patents and relate to technology used in our Phantom Lapidus Intramedullary Nail System. The patents licensed from Extremity begin to expire in 2030.

We entered into the license agreement with Biedermann in July 2017 ("Biedermann License Agreement"). Pursuant to the Biedermann License Agreement, we are required to pay a royalty of four percent (4%) of net revenue related to the licensed intellectual property for the 15 years following the date of first sale, including a minimum annual payment of $250,000. The term of the agreement is 20 years, and automatically renews for five-year periods thereafter. Payments to Biedermann under this license agreement totaled $249,000, $87,000 and $111,000 for the years ended December 31, 2022, 2021 and 2020, respectively. Amounts payable to Biedermann as of December 31, 2022 and December 31, 2021 were $164,000 and $163,000, respectively. We entered into the Extremity License Agreement in November of 2021 (“Extremity license Agreement”). Pursuant to the Extremity License Agreement. we are required to pay a royalty of four percent (4%) of net sales related to the licensed intellectual property until the expiration of the last expired patent. Payments to Extremity under this license agreement totaled $64,000 and $0 for the years ended December 31, 2022 and 2021, respectively. We believe the Biedermann License Agreements and the Extremity License Agreement are both immaterial to our business.

As of December 31, 2022 we had 231 pending patent applications globally, including 74 in the United States. In addition to these patent applications, we had four pending patent applications that are pursuant to our license agreement with Biedermann. All of the patent applications pursuant to our license agreement with Biedermann are utility patents and they cover technology related to our JAWS staple system. Of these patent applications, two are U.S. patents and two are EU patents. These patent applications will expire 20 years from their earliest filing date when issued. As a result, the earliest these patents could expire, if issued, would be 2035. The pending patent applications are intended to exclude competitors from practicing the innovations of our currently marketed product offering and to protect potential future commercialization opportunities and to strategically block potential workarounds by competitors.

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

Order quantities and lead times for components purchased from suppliers are based on our forecasts derived from both historical demand and anticipated future demand. Lead times for components may vary depending on the size of the order, time required to fabricate, specific supplier requirements and current market demand for the components, sub-assemblies and materials. For a discussion of risks related to third-party contract manufacturers and suppliers, some of which are single source, see "Risk Factors—Risks Related to Administrative, Organizational and Commercial Operations and Growth— We depend on third-party contract manufacturers and suppliers, some of which are single source, to produce and package all elements comprising our foot and ankle products, and if these suppliers and manufacturers fail to supply us, our products or their components or subcomponents in sufficient quantities or at all, it will have a material adverse effect on our business, financial condition, and results of operations."

Government Regulation

Our products, product candidates and operations are subject to extensive regulation by the FDA and other federal and state authorities in the United States, as well as comparable authorities in foreign jurisdictions. Our products are subject to regulation as medical devices in the United States under the Federal Food, Drug, and Cosmetic Act (FDCA) as implemented and enforced by the FDA, and to similar regulations as implemented and enforced by applicable regulatory authorities in foreign jurisdictions.

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

510(k) Clearance Marketing Pathway

To obtain 510(k) clearance, we must submit to the FDA a premarket notification submission demonstrating that the proposed device is “substantially equivalent” to a legally marketed predicate device. A predicate device is a legally marketed device that is not subject to premarket approval, i.e., a device that was legally marketed before May 28, 1976 (pre-amendments device) and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I, or a device that was found substantially equivalent through the 510(k) process. The FDA’s 510(k) clearance process usually takes from three to twelve months, but may take longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. In addition, FDA collects user fees for certain medical device submissions and annual fees for medical device establishments. For fiscal year 2023, the standard user fee for a 510(k) premarket notification application is $19,870.

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

Over the last several years, the FDA has reformed its 510(k) clearance process. For example, in September 2019, the FDA issued revised final guidance describing an optional “safety and performance based” premarket review pathway for manufacturers of “certain, well-understood device types” to demonstrate substantial equivalence under the 510(k) clearance pathway by showing that such device meets objective safety and performance criteria established by the FDA, thereby obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process. The FDA has developed and maintains a list device types appropriate for the “safety and performance based” pathway and continues to develop product-specific guidance documents that identify the performance criteria for each such device type, as well as recommended testing methods where feasible.

PMA Approval Pathway

Class III devices require PMA approval before they can be marketed, although some pre-amendment Class III devices for which FDA has not yet required a PMA are cleared through the 510(k) process. The PMA process is more demanding than the 510(k) premarket notification process. In a PMA, the manufacturer must demonstrate that the device is safe and effective, and the PMA must be supported by extensive data, including data from preclinical studies and human clinical trials. The PMA must also contain a full description of the device and its components, a full description of the methods, facilities, and controls used for manufacturing, and proposed labeling. Following receipt of a PMA, the FDA determines whether the application is sufficiently complete to permit a substantive review. If FDA accepts the application for review, it has 180 days under the FDCA to complete its review of a PMA, although in practice, the FDA’s review often takes significantly longer, and can take up to several years. An advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will generally conduct a pre-approval inspection of the applicant or its third-party manufacturers’ or suppliers’ manufacturing facility or facilities to ensure compliance with the QSR. PMA applications are also subject to the payment of user fees, which for fiscal year 2023 includes a standard application fee of $441,547.

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

Until May 25, 2021, medical devices were regulated by the Council Directive 93/42/EEC (EU Medical Devices Directive) which has been repealed and replaced by Regulation (EU) No 2017/745 (EU Medical Devices Regulation). Our current certificates have been granted and renewed under the EU Medical Devices Directive whose regime is described below. However, as of May 26, 2021, some of the EU Medical Devices Regulation requirements apply in place of the corresponding requirements of the EU Medical Devices Directive with regard to registration of economic operators and of devices, post-market surveillance, market surveillance and vigilance requirements. Pursuing marketing of medical devices in the EU will notably require that our devices be certified under the new regime set forth in the EU Medical Devices Regulation when our current certificates expire.

EU Medical Devices Directive

Under the EU Medical Devices Directive, all medical devices placed on the market in the EU must meet the relevant essential requirements laid down in Annex I to the EU Medical Devices Directive, including the requirement that a medical device must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients, or the safety and health of users and others. In addition, the device must achieve the performance intended by the manufacturer and be designed, manufactured, and packaged in a suitable manner. The European Commission has adopted various standards applicable to medical devices. These include standards governing common requirements, such as sterilization and safety of medical electrical equipment and product standards for certain types of medical devices. There are also harmonized standards relating to design and manufacture. While not mandatory, compliance with these standards is viewed as the easiest way to satisfy the essential requirements as a practical matter as it creates a rebuttable presumption that the device satisfies that essential requirement.

To demonstrate compliance with the essential requirements laid down in Annex I to the EU Medical Devices Directive, medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its risk classification. As a general rule, demonstration of conformity of medical devices and their manufacturers with the essential requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence. Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can self-assess the conformity of its products with the essential requirements (except for any parts which relate to sterility or metrology), a conformity assessment procedure requires the intervention of a notified body. Notified bodies are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market. A notified body would typically audit and examine a product’s technical dossiers and the manufacturer's quality system (notified body must presume that quality systems which implement the relevant harmonized standards – which is ISO 13485:2016 for Medical Devices Quality Management Systems – conform to these requirements). If satisfied that the relevant product conforms to the relevant essential requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE Mark to the device, which allows the device to be placed on the market throughout the EU.

Throughout the term of the certificate of conformity, the manufacturer will be subject to periodic surveillance audits to verify continued compliance with the applicable requirements. In particular, there will be a new audit by the notified body before it will renew the relevant certificate(s).

EU Medical Devices Regulation

The regulatory landscape concerning medical devices in the EU recently evolved. On April 5, 2017, the EU Medical Devices Regulation was adopted to establish a modernized and more robust EU legislative framework, with the aim of ensuring better protection of public health and patient safety. The EU Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices and ensure a high level of safety and health while supporting innovation. Unlike the EU Medical Devices Directive, the EU Medical Devices Regulation is directly applicable in EU member states without the need for member states to implement into national law. This aims at increasing harmonization across the EU.

The EU Medical Devices Regulation became effective on May 26, 2021.

Devices lawfully placed on the market pursuant to the EU Medical Devices Directive prior to May 26, 2021 may generally continue to be made available on the market or put into service until May 26, 2025, provided that the requirements of the transitional provisions are fulfilled. In particular, the certificate in question must still be valid and no substantial change must be made to the device in question. However, even in this case, manufacturers must comply with a number of new or reinforced requirements set forth in the EU Medical Devices Regulation, in particular the obligations described below.

The EU Medical Devices Regulation requires that before placing a device, other than a custom-made device, on the market, manufacturers (as well as other economic operators such as authorized representatives and importers) must register by submitting identification information to Eudamed, unless they have already registered. The information to be submitted by manufacturers (and authorized representatives) also includes the name, address and contact details of the person or persons responsible for regulatory compliance. The new regulation also requires that before placing a device, other than a custom-made device, on the market, manufacturers must assign a unique identifier to the device and provide it along with other core data to the unique device identifier (UDI), database. These new requirements aim at ensuring better identification and traceability of the devices. Each device – and as applicable, each package – will have a UDI composed of two parts: a device identifier (UDI-DI) specific to a device, and a production identifier (UDI-PI) to identify the unit producing the device. Manufacturers are also notably responsible for entering the necessary data on Eudamed, which includes the UDI database, and for keeping it up to date. The obligations for registration in Eudamed will become applicable at a later date (as Eudamed is not yet fully functional). Until Eudamed is fully functional, the corresponding provisions of the EU Medical Devices Directive continue to apply for the purpose of meeting the obligations laid down in the provisions regarding exchange of information, including, and in particular, information regarding registration of devices and economic operators.

All manufacturers placing medical devices into the market in the EU must comply with the EU medical device vigilance system which has been reinforced by the EU Medical Devices Regulation. Under this system, serious incidents and Field Safety Corrective Actions (FSCAs) must be reported to the relevant authorities of the EU member states. These reports will have to be submitted through Eudamed – once functional – and aim to ensure that, in addition to reporting to the relevant authorities of the EU member states, other actors such as the economic operators in the supply chain will also be informed. Until Eudamed is fully functional, the corresponding provisions of the EU Medical Devices Directive continue to apply. Manufacturers are required to take FSCAs, which are defined as any corrective action for technical or medical reasons to prevent or reduce a risk of a serious incident associated with the use of a medical device that is made available on the market. A serious incident is any malfunction or deterioration in the characteristics or performance of a device on the market (e.g. inadequacy in the information supplied by the manufacturer, undesirable side-effect), which, directly or indirectly, might lead to either the death or serious deterioration of the healthof a patient, user, or other persons or to a serious public health threat. An FSCA may include the recall, modification, exchange, destruction or retrofitting of the device. FSCAs must be communicated by the manufacturer or its legal representative to its customers and/or to the end users of the device through Field Safety Notices. For similar serious incidents that occur with the same device or device type and for which the root cause has been identified or a FSCA implemented or where the incidents are common and well documented, manufacturers may provide periodic summary reports instead of individual serious incident reports.

The advertising and promotion of medical devices is subject to some general principles set forth in EU legislation. According to the EU Medical Devices Regulation, only devices that are CE marked may be marketed and advertised in the EU in accordance with their intended purpose. Directive 2006/114/EC concerning misleading and comparative advertising and Directive 2005/29/EC on unfair commercial practices, while not specific to the advertising of medical devices, also apply to the advertising thereof and contain general rules, for example, requiring that advertisements are evidenced, balanced and not misleading. Specific requirements are defined at a national level. EU member states’ laws related to the advertising and promotion of medical devices, which vary between jurisdictions, may limit or restrict the advertising and promotion of products to the general public and may impose limitations on promotional activities with healthcare professionals.

Additional requirements applicable to products containing human cells and tissues

The EU does not have an overarching law or regulation that governs the legal framework surrounding products containing human tissues or cells in a way that would be analogous to HCT/Ps in the U.S. However, specific requirements apply with respect to human cells and tissues, in particular, when used in a product such as a medical device. Under EU law, the donation, procurement, testing, processing, preservation, storage and distribution of human tissues and cells intended for human application, and of manufactured products which are derived from such cells and tissues, are currently governed by Directive 2004/23/EC (the EU Tissues and Cells Directive).

To the extent the manufactured product is covered by another EU regulation or directive, only the requirements relating to donation, procurement and testing under the EU Tissues and Cells Directive apply in addition to the requirements set out under the relevant EU regulation or directive applicable to the product in question.

With respect to medical devices, as a general principle, the EU Medical Devices Regulation does not apply to tissues or cells, or their derivatives (i.e., non-cellular substances extracted from such tissue or cells through a manufacturing process, which do not contain any cells or tissue at the final substance stage), or products containing or consisting of such human materials.

However, the EU Medical Devices Regulation does apply to devices that are manufactured using derivatives of human tissues or cells, to the extent such human materials are non-viable or rendered so. In such a case, applicable requirements depend on the action of the device part and that of the human materials it contains. If the device incorporates, as an integral part, non-viable human cells and tissues or their derivatives and their action is ancillary to that of the device, (i) relevant provisions of the EU Tissues and Cells Directive on donation, procurement and testing apply with respect to the human tissues and cells incorporated in the device, and (ii) applicable requirements of the EU Medical Devices Regulation apply with respect to the assessment and certification of the device. If, however, the action of the human tissues or cells (or derivatives thereof) is not ancillary to that of the device, the device is governed by the EU Tissues and Cells Directive only, and the general safety and performance requirements set out under the EU Medical Devices Regulation only apply to the extent the safety and performance of the device part of the product are concerned.

The EU Tissues and Cells Directive provides for general quality and safety requirements with respect to activities performed in relation to human cells and tissues. Since, for such activities, EU directives are not being of direct application, these requirements are implemented under national law, in each EU member state, and as such applicable requirements may vary from one EU member state to another, as each is free to implement measures which are more stringent than those set out under the EU Tissues and Cells Directive. Among other things, the EU Tissues and Cells Directive requires the following:

•
tissue and cell procurement and testing must be conducted by persons appropriately trained and experienced;
•
tissue and cell establishments must (i) be accredited, designated, authorized or licensed by the national competent authority, (ii) perform appropriate controls to ensure compliance with applicable requirements, (iii) maintain records of their activities, and (iv) implement a quality system based on good practices principles set out by the European Commission – similar to cGTPs in the U.S.;
•
a traceability system must be implemented such that the tissues and cells can be traced from the donor to the recipient, which includes appropriate labeling of said tissues and cells;
•
import and export of human tissues and cells must be undertaken by establishments which are duly accredited, designated, authorized or licensed by the national competent authority, and these tissues and cells must comply with the requirements set out under the EU Tissues and Cells Directive; and
•
a system for the notification of serious adverse events and reactions must be implemented.

On July 14, 2022, the European Commission issued a proposal for a regulation on substances of human origin (SoHO) (the SoHO Proposal). Unlike directives, in all EU member states, regulations are directly applicable without the need for adoption of EU member state laws implementing them, in all EU member states. The SoHO Proposal aims to repeal, replace, and aggregate the existing regulatory framework applicable to human blood, tissue and cells, consisting of Directive 2002/98/EC on blood and blood components and the EU Tissue and Cells Directive. It will come into force onceOnce a final text is adopted, the SoHO Proposal will come into force, although there will be a 2-year transition period before most provisions apply and a 3-year period before certain provisions apply. The extent to which the requirements of the SoHO Proposal will apply to medical devices vary. Where SoHO are used to manufacture medical devices, the provisions applicable to the activities of SoHO donor recruitment, donor history review and eligibility assessment, testing of donors for eligibility or matching purposes, and collection of SoHO from donors or patients will generally apply. However, where non-viable SoHO or their derivatives incorporate, as an integral part, a medical device, and where the action of the non-viable SoHO or their derivatives is principal and not ancillary to that of the device, the non-viable SoHO or their derivatives will be governed by the SoHO Proposal (in line with applicable provisions of the EU Medical Devices Regulation). The SoHO Proposal also seeks to improve consultation and cooperation between competent authorities regulating the different frameworks to ensure coherent oversight.

In the EU, regulatory authorities have the power to carry out announced and, if necessary, unannounced inspections of companies, as well as suppliers and/or sub-contractors and, where necessary, the facilities of professional users. Failure to comply with regulatory requirements (as applicable) could require time and resources to respond to the regulatory authorities’ observations and to implement corrective and preventive actions, as appropriate. Regulatory authorities have broad compliance and enforcement powers and if such issues cannot be resolved to their satisfaction can take a variety of actions, including untitled or warning letters, fines, consent decrees, injunctions, or civil or criminal penalties.

The aforementioned EU rules are generally applicable in the European Economic Area (EEA) which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.

Brexit

Since the end of the Brexit transition period on January 1, 2021, Great Britain (England, Scotland and Wales) has not been directly subject to EU laws, however under the terms of the Ireland/Northern Ireland Protocol, EU laws generally apply to Northern Ireland. The EU laws that have been transposed into United Kingdom (UK) law through secondary legislation remain applicable in Great Britain. However, under the Retained EU Law (Revocation and Reform) Bill 2022, which is currently before the UK parliament, any retained EU law not expressly preserved and “assimilated” into domestic law or extended by ministerial regulations (to no later than June 23, 2026) will automatically expire and be revoked by December 31, 2023. In addition, new legislation such as the EU Medical Devices Regulation is not applicable in Great Britain.

The UK government has passed a new Medicines and Medical Devices Act 2021, which introduces delegated powers in favor of the Secretary of State or an ‘appropriate authority’ to amend or supplement existing regulations in the area of medicinal products and medical devices. This allows new rules to be introduced in the future by way of secondary legislation, which aims to allow flexibility in addressing regulatory gaps and future changes in the fields of human medicines, clinical trials and medical devices.

The EU-UK Trade and Cooperation Agreement (TCA), came into effect on January 1, 2021. The TCA does not specifically refer to medical devices but does provide for cooperation and exchange of information in the area of product safety and compliance, including market surveillance, enforcement activities and measures, standardization related activities, exchanges of officials, and coordinated product recalls (or other similar actions). For medical devices that are locally manufactured but use components from other countries, the “rules of origin” criteria will need to be reviewed. The rules for placing medical devices on the Northern Ireland market will differ from those in Great Britain.

Since January 1, 2021, the Medicines and Healthcare Products Regulatory Agency (MHRA) has become the sovereign regulatory authority responsible for Great Britain. New regulations require all medical devices to be registered with the MHRA, and since January 1, 2022, manufacturers based outside the UK have been required to appoint a UK responsible person that has a registered place of business in the UK to register devices with the MHRA.

On June 26, 2022, the MHRA published its response to a 10-week consultation on the post-Brexit regulatory framework for medical devices and diagnostics. The MHRA seeks to amend the UK Medical Devices Regulations 2002 (the UK MDR) (which continues to be based on the EU legislation which preceded the EU Medical Devices Regulation, primarily the EU Medical Devices Directive and the EU In Vitro Diagnostic Medical Devices Directive, i.e., Directive 98/79/EC), in particular to create a new access pathway to support innovation, create an innovative framework for regulating software and artificial intelligence as medical devices, reform in vitro diagnostic medical device regulation and foster sustainability through the reuse and remanufacture of medical devices. Regulations implementing the new regime were originally scheduled to come into force in July 2023, but the Government has recently confirmed that this date has been postponed until July 2024. Devices which have valid certification issued by EU notified bodies under the EU Medical Devices Regulation or Medical Devices Directive are subject to transitional arrangements. In its consultation response, the MHRA indicated that the future UK regulations will allow devices certified under the EU Medical Devices Regulation to be placed on the market in Great Britain under the CE mark until either the certificate expires or for five years after the new regulations take effect, whichever is sooner. Devices certified under the Medical Devices Directive could continue to be placed on the market until either the certificate expires or for three years after the new regulations take effect, whichever is sooner. Following these transitional periods, it is expected that all medical devices will require a UK Conformity Assessment (UKCA) mark. Manufacturers may choose to use the UKCA mark on a voluntary basis prior to the regulations coming into force. However, from July 2024, products which do not have existing and valid CE certification under the EU Medical Devices Directive or EU Medical Devices Regulation and are therefore not subject to the transitional arrangements will be required to carry the UKCA mark if they are to be sold into the market in Great Britain. UKCA marking will not be recognized in the EU. The rules for placing medical devices on the market in Northern Ireland, which is part of the UK, differ from those in Great Britain (England, Scotland and Wales) and continues to be based on EU law.

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

UK requirements applicable to products containing human cells and tissues

The UK MDR does not generally apply to tissues or cells of human origin or products incorporating or derived from tissues or cells of human origin. Products will be required to comply with the UK MDR if they are manufactured utilizing animal tissue which is rendered non-viable or non-viable products derived from animal tissue. The UK MDR states that with respect to devices manufactured utilizing tissues of animal origin, the relevant approved body must follow the procedures referred to in Commission Regulation 722/2012, which forms part of EU retained law. In particular, the manufacturer of the medical device must be able to verify that the device’s benefits outweigh the risks, taking into account:

•
the risk analysis and risk management process;
•
the justification for the use of animal tissues or derivatives, taking into consideration lower risk tissues or synthetic alternatives;
•
the results of elimination and inactivation studies or results of the analysis of relevant literature;
•
the manufacturer’s control of the sources of raw materials, finished products, production process, testing, and subcontractors; and
•
the need to audit matters related to the sourcing and processing of animal tissues and derivatives, processes to eliminate or inactivate pathogens, including those activities carried out by suppliers.

The Human Tissue Act 2004 regulates the removal, storage and use of human tissue in England, Wales and Northern Ireland, and is based on the principle that consent is required for a set of “scheduled purposes”, which include transplantation, anatomical examination and research in connection with disorders or functioning of the human body. “Human tissue” is defined as material that has come from a human body and consists of, or includes, human cells. Separate legislation, the Human Tissue (Scotland) Act 2006, applies in Scotland.

The Human Tissue (Quality and Safety for Human Application) Regulations 2007 (as amended) implements the requirements of the EU Tissues and Cells Directive, and sets out the activities of storing and importing human tissues and cells for human application can only be carried out by an establishment holding an appropriate license, issued from the Human Tissue Authority (the HTA). The following activities may be carried out either under an appropriate HTA license: procurement, testing, processing, export, and distribution. Alternatively, the listed activities can be carried out under the authority of a third party agreement in the following circumstances:

•
when the establishment carrying out the activity is acting on behalf of an appropriately licensed establishment; and
•
when the third party agreement meets the standards set out in the Guide to Quality and Safety Assurance of Human Tissues and Cells for Patient Treatment, as implemented by HTA Directions 001/2021.

The Human Tissue (Quality and Safety for Human Application) Regulations 2007 (as amended) sets out further conditions on licensed establishments, such as requirements to have a “designated individual” who plays an important role in ensuring compliance and a requirement to report serious adverse events (SAEs) or serious adverse reactions (SARs) to the HTA within 24 hours of discovery.

Establishments which export tissues and cells must demonstrate that exported tissue or cells meet the quality and safety standards as set out in the Human Tissue (Quality and Safety for Human Application) Regulations, 2007 (as amended). Further, establishments which import tissues and cells must demonstrate that imported tissue or cells meet “equivalent” quality and safety standards to those set out in the Human Tissue (Quality and Safety for Human Application) Regulations, 2007 (as amended).

Since July 1, 2021, establishments based in Great Britain which either import or export human tissues or cells for human application between Great Britain and a country in the EEA, have been required to obtain a license from the HTA. Licensing requirements to send tissues and cells from Great Britain to recipients in Northern Ireland have not changed post-Brexit.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, reduced Medicare payments to providers, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020, through March 31, 2022, unless additional Congressional action is taken. Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Medicare Access and CHIP Reauthorization Act of 2015 repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments that are based on various performance measures and physicians’ participation in alternative payment models, such as accountable care organizations.

We expect additional state and federal health care reform measures to be adopted in the future, particularly in light of the new presidential administration, some of which could limit the amounts that federal and state governments will pay for health care products and services, which could result in reduced demand for our products or additional pricing pressure. Similar reform measures may be adopted in foreign jurisdictions. For instance, in December 2021, Regulation No 2021/2282 on Health Technology Assessment (HTA) amending Directive 2011/24/EU, was adopted in the EU. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once the Regulation becomes applicable, it will have a phased implementation depending on the concerned products. This regulation intends to boost cooperation among EU member states in assessing health technologies, including certain high-risk medical devices, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The regulation will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

Employees and Human Capital

As of December 31, 2022, we had 463 full-time employees. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. None of our employees are represented by a labor union or are a party to a collective bargaining agreement and we believe that our employee relations are good.

Our human capital objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.

Facilities

In January 2022, we purchased our Headquarters located at 14445 Grasslands Drive, Englewood, CO. Prior to the closing related to the purchase, we had leased the building from AMBAR Grasslands LLC. We believe that this facility is sufficient to meet our current and anticipated needs in the near term and that additional space can be obtained on commercially reasonable terms as needed.

Corporate Information

We were formed in Colorado as a limited liability company in August 2010, converted to a Colorado corporation in March 2011 and reincorporated as a Delaware corporation in October 2021. Our principal executive office is located at 14445 Grasslands Drive, Englewood, CO 80112 and our telephone number is (720) 912-1332. Our website address is www.paragon28.com. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the United States Securities and Exchange Commission, or the SEC, in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange Act. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. References to our website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document or any other document that we file with or furnish to the SEC. The SEC maintains a site on the worldwide web that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K, before deciding whether to invest in shares of our common stock. The risks described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, results of operations and future prospects. In that event, the market price of our common stock could decline, and you could lose all or part of your investment. Please also see the section titled “Special Note Regarding Forward-Looking Statements."

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

The terms of our loan agreements require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

Under the terms of our loan agreements with Midcap Financial Trust and Zions Bancorporation discussed in more detail under section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long-Term Obligations,” in Part II of this Annual Report on Form 10-K we are subject to certain affirmative and negative covenants limiting our ability to incur certain additional indebtedness, create certain liens, enter into a change of control transaction and make certain distributions and investments without our lenders’ consent. Our lenders may also declare us in default for certain types of events such as non-payment of debts, inaccurate representations and warranties, failure to comply with terms of material indebtedness and material agreements, bankruptcy and insolvency, a change of control and/or a material adverse change. Upon such events, our lenders could declare an event of default, which would give them the right to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, our lenders would have the right to proceed against the assets we provided as collateral under the loan agreements. For example, under our loan agreements, the lenders would have the right to enforce liens and security interests over substantially all of our assets (excluding intellectual property) in the event of certain specified defaults. If the debt under any of our loan agreements is accelerated, we may not have sufficient cash or be able to sell sufficient assets to repay our debts or may have to curtail our growth plans, which would harm our business and financial condition.

Additional capital, if needed, may not be available on acceptable terms, if at all.

We may require additional capital to maintain and expand our operations. Our operations are capital-intensive and are expected to increase as we expand our sales force, research and development efforts and product offerings. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of our common stock, and our existing stockholders may experience dilution. Any debt financing secured by us in the future could require that a substantial portion of our operating cash flow be devoted to the payment of interest and principal on such indebtedness, which may decrease available funds for other business activities, and could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. Additionally, any future collaborations we enter into with third parties may provide capital in the near term but limit our potential cash flow and revenue in the future. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to grow our business or respond to competitive pressures or unanticipated requirements, which could seriously harm our business.

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

In the foot and ankle market, we compete with large multinational companies such as Stryker, Arthrex, Smith & Nephew, J&J and Zimmer Biomet as well as with companies with one or a limited number of foot and ankle products such as Enovis, CrossRoads, Medline, Conmed, Novastep and Treace. We also face potential competition from many different sources, including academic institutions, governmental agencies and public and private research institutions.

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

The market for our products is highly competitive, dynamic, and marked by rapid and substantial technological development and product innovation. New entrants or existing competitors could attempt to develop products that compete directly with ours. For us to remain competitive, it is essential to develop and bring to market new products. Demand for our products and future related products could be diminished by equivalent or superior products and technologies offered by competitors. If we are unable to innovate successfully, our products could become obsolete and our revenue would decline as our customers purchase our competitors’ products. Developing products is expensive and time-consuming and could divert management’s attention away from our core business. The success of any new product offering or product enhancements to our solution will depend on several factors, including our ability to:

•
assemble sufficient resources to acquire or discover additional products;
•
properly identify and anticipate surgeon and patient needs;
•
develop and introduce new products and product enhancements in a timely manner;
•
avoid infringing upon the intellectual property rights of third-parties;
•
demonstrate, if required, the safety and efficacy of new products with data from preclinical and clinical studies and clinical trials;
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

More broadly, provisions of the Affordable Care Act (ACA) have significantly impacted the way health care is developed and delivered in the United States, and may adversely affect our business and results of operations. We cannot predict accurately what health care programs and regulations will ultimately be implemented at the federal or state level, or the effect of any future legislation or regulation in the United States or elsewhere. However, any changes that have the effect of reducing reimbursement by government health care programs and other third-party payors for procedures using our products or reducing medical procedure volumes could have a material and adverse effect on our business, financial condition and results of operations. Any decline in the amount that payors reimburse our customers for our products could make it difficult for customers to continue using, or to adopt, our products and could create additional pricing pressure for us. If we are forced to lower the price we charge for our products, or if we add more components to our systems, our gross margins will decrease, which will adversely affect our ability to invest in and grow our business. If we are unable to maintain our prices, or if our costs increase and we are unable to offset such increase with an increase in our prices, our margins could erode.

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

Any of these factors could cause delay or suspension of commercialization and marketing, regulatory submissions or required approvals, clearances or certifications, or cause us to incur higher costs. Furthermore, if our contract manufacturers fail to deliver the required commercial quantities of finished products on a timely basis and at commercially reasonable prices and we are unable to find one or more replacement manufacturers capable of production at a substantially equivalent cost, in substantially equivalent volumes and quality, and on a timely basis, we would likely be unable to meet demand for our products and we would lose potential revenue. Any difficulties in locating and hiring third-party manufacturers, or in the ability of third-party manufacturers to supply quantities of our products at the times and in the quantities we need, could have a material adverse effect on our business. It may take a significant amount of time and resources (including costs) to establish an alternative source of supply for our products and to have any such new source authorized by the FDA or foreign regulatory authorities or notified bodies. Given our reliance on certain single-source suppliers, we are especially susceptible to supply shortages because we do not have alternate suppliers currently available.

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

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing clinician and patients’ needs, competitive technologies and market pressures. Accordingly, from time to time we may consider opportunities to acquire, make investments in or license other technologies, products and businesses that may enhance our capabilities, complement our existing products and technologies or expand the breadth of our markets or customer base. For example, in early 2022 we acquired Disior Oy. Our ability to realize the potential benefits of this acquisition and to integrate the acquired assets may not be successful or may not occur within our anticipated timeline. Potential and completed acquisitions, strategic investments, licenses and other alliances involve numerous risks, including:

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

As of December 31, 2022, our patent portfolio included 262 owned and registered patents and 11 in-licensed patents. Fifty-six of these patents are U.S. utility patents. As of December 31, 2022, we had 231 pending patent applications globally, including 74 in the United States. Outside of the United States we have patent applications pending in Europe, Australia, Canada, South Africa, Brazil, and Japan as well as through our PCT applications (which have been counted as pending U.S. patent applications). We cannot assure that our intellectual property position will not be challenged or that all patents for which we have applied will be granted. The validity and breadth of claims in patents involve complex legal and factual questions and, therefore, may be highly uncertain. Uncertainties and risks that we face include the following:

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

We have previously been party to lawsuits involving patents and other intellectual property and the possibility exists that we may in the future be party to other lawsuits or administrative proceedings involving patents or other intellectual property. If we were to lose any intellectual property lawsuits, a court could require us to pay significant damages and/or prevent us from selling our products.

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

The America Invents Act also includes a number of significant changes that affect the way U.S. patent applications will be prosecuted and also may affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by the USPTO administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings.

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
•
the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse midwives) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
•
state and foreign equivalents of each of the health care laws described above, among others, some of which may be broader in scope including, without limitation, state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving health care items or services reimbursed by non-governmental third party payors, including private insurers, or that apply regardless of payor; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other health care providers, marketing expenditures; and state and local laws requiring the registration of device sales and medical representatives. Greater scrutiny of marketing practices in the medical device industry has resulted in numerous government investigations by various government authorities, and this industry-wide enforcement activity is expected to continue. The shifting regulatory environment, along with the requirement to comply with multiple jurisdictions with different and difficult compliance and reporting requirements, increases the possibility that we may run afoul of one or more laws. The costs to comply with these regulatory requirements are becoming more expensive and will also impact our profitability.

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

We also acquired the total talus spacer, which has been authorized for marketing pursuant to an approved Humanitarian Device Exemption (HDE). An HDE allows for marketing of a Humanitarian Use Device, or HUD, which is a medical device designated by the FDA as intended to benefit patients in the treatment or diagnosis of a disease or condition that affects not more than 8,000 individuals in the United States per year. To market a HUD, the device must have received a HUD designation by the FDA and be approved by the FDA pursuant to an HDE application. An HDE approval is based on the applicant’s demonstration that there is no comparable device available and that the probable benefit to health from the proposed HUD outweighs the risk of injury or illness from its use, taking into account alternative treatments that are available for the condition or disease. However, a medical device approved pursuant to an HDE is exempt from the effectiveness requirements that would otherwise apply and to which the device would be subject if approved pursuant to a PMA, and clinical studies demonstrating effectiveness are not required to support approval. An approved HDE must be labeled with a disclaimer stating that the effectiveness of the device has not been established. In addition, HUDs that receive HDE approval may not be sold for profit except in limited circumstances. In any case, to sell the device for profit, HDE holders must notify the FDA of the intent to sell for profit and are limited in the number of devices that may be sold for profit on an annual basis. Prior to HUD use following HDE approval, the HDE holder is required to ensure that use of the use of the HUD has been approved by the facility’s IRB. Post-approval clinical studies may also be required. Our total talus spacer is subject to the requirement for a post-approval study as a condition of approval of the HDE.

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
•
the disagreement of the FDA or the applicable foreign regulatory body with the design or implementation of our clinical trials or clinical studies or the interpretation of data from pre-clinical studies, clinical trials or clinical studies;
•
serious and unexpected adverse device effects experienced by participants in our clinical trials or clinical studies;
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

Until May 25, 2021, medical devices were regulated by the Council Directive 93/42/EEC (EU Medical Devices Directive) which has been repealed and replaced by Regulation (EU) No 2017/745 (EU Medical Devices Regulation) which became effective on May 26, 2021. Our current certificates have been granted and renewed under the EU Medical Devices Directive. Devices lawfully placed on the market pursuant to the EU Medical Devices Directive prior to May 26, 2021, may generally continue to be made available on the market or put into service until May 26, 2025, provided that the requirements of the transitional provisions are fulfilled. In particular, the certificate in question must still be valid and no significant change must be made to the device in question. However, as of May 26, 2021, we must comply with the EU Medical Devices Regulation requirements applying in place of the corresponding requirements of the EU Medical Devices Directive with regard to registration of economic operators and of devices, post-market surveillance, market surveillance and vigilance requirements.

Pursuing marketing of medical devices in the EU will notably require that our devices be certified under the new regime set forth in the EU Medical Devices Regulation when our current certificates expire.

If we fail to comply with applicable EU legislation, we would be unable to continue to affix the CE mark to our products, which would prevent us from selling them within the EU and the European Economic Area (EEA)(which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland). Non-compliance with the above regulations would also prevent us from selling our products in these three countries.

Following Brexit, EU laws no longer apply directly in Great Britain. The regulations on medical devices in Great Britain continue to be based largely on the three EU Directives which preceded the EU Medical Devices Regulation, as implemented into national law. However, under the terms of the Protocol on Ireland/Northern Ireland, the EU Medical Devices Regulation does apply to Northern Ireland. Consequently, there are currently different regulations in place in Great Britain as compared to both Northern Ireland and the EU, respectively. Ongoing compliance with both sets of regulatory requirements may result in increased costs for our business.

Furthermore, the United Kingdom (UK) Government is currently drafting amendments to the existing legislation which is likely to result in further changes to the Great Britain regulations in the near future. For example, subject to transitional periods for validly-certified devices, the new Great Britain regulations are likely to require medical devices and IVDs placed on the Great Britain market to be “UKCA” certified by a UK Approved Body in order to be lawfully placed on the market. The UK Government has stated that the amended regulations are likely to apply from July 2024; understanding and ensuring compliance with any new such requirements is likely to lead to further complexity and increased costs to our business. If there is insufficient UK Approved Body capacity, there is a risk that our product certification could be delayed which might impact our ability to market products in Great Britain after the respective transition periods.

We also market certain products that are comprised of human cells, tissues and cellular or tissue-based products (HCT/P). In the U.S., we are marketing our HCT/Ps pursuant to Section 361 of the PHSA and 21 CFR Part 1271 of FDA’s regulations. We do not manufacture these HCT/P products, but serve as a distributor for them. So-called Section 361 HCT/Ps are not currently subject to the FDA requirements to obtain marketing authorizations as long as they meet certain criteria provided in FDA’s regulations. HCT/Ps regulated as “361 HCT/Ps” are currently subject to requirements relating to registering facilities and listing products with the FDA, screening and testing for tissue donor eligibility, current good tissue practice requirements, or cGTPs, when processing, storing, labeling and distributing HCT/Ps, including required labeling information, stringent record keeping and adverse event reporting. If we or our suppliers fail to comply with these requirements, we could be subject to FDA enforcement action, including, for example, warning letters, fines, injunctions, product recalls or seizures, and, in the most serious cases, criminal penalties. To be regulated as Section 361 HCT/Ps, these products must meet FDA’s criteria to be considered “minimally manipulated” and intended for “homologous use,” among other requirements. HCT/Ps that do not meet the criteria to be considered Section 361 HCT/Ps are subject to the FDA’s regulatory requirements applicable to medical devices, orthobiologics or drugs. Device, orthobiologic or drug HCT/Ps must comply both with the requirements exclusively applicable to Section 361 HCT/Ps and, in addition, with other requirements, including requirements for marketing authorization. For example, Section 361 HCT/Ps do not require 510(k) clearance, PMA approval, approval of a Biologics License Application, or BLA, or other premarket authorization from FDA before marketing. We believe our HCT/Ps are regulated solely under Section 361 of the PHSA, and therefore, we have not sought or obtained 510(k) clearance, PMA approval, or licensure through a BLA for such HCT/Ps.

The FDA could disagree with our determination that these human tissue products are Section 361 HCT/Ps and could determine that these products are orthobiologics requiring a BLA or medical devices requiring 510(k) clearance or PMA approval, and could require that we cease marketing such products and/or recall them pending appropriate clearance, approval or licensure from the FDA. If we have to cease marketing and/or have to recall any of our Section 361 HCT/P products, our net sales would decrease, which would adversely affect our business, results of operations and financial condition. HCT/Ps that do not meet the criteria of Section 361 are regulated under Section 351 of the PHSA. Unlike Section 361 HCT/Ps, HCT/Ps regulated as “351” HCT/Ps are subject to premarket review and approval by the FDA. In November 2017, the FDA released a guidance document entitled “Regulatory Considerations for Human Cells, Tissues, and Cellular and Tissue—Based Products: Minimal Manipulation and Homologous Use—Guidance for Industry and Food and Drug Administration Staff.” The guidance indicated that the FDA would exercise enforcement discretion, using a risk-based approach, with respect to the IND application and pre-market approval requirements for certain HCT/Ps that it considered to be marketed unlawfully as Section 361 HCT/Ps for a period of 36 months from the issuance date of the guidance to allow manufacturers to pursue submission of an IND application. Under this approach, FDA indicated that high-risk products and uses could be subject to immediate enforcement action. The FDA resumed enforcement of Investigational New Drug Application and premarket approval requirements with respect to these products as of June 1, 2021.

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

In the EU, while there is no standalone regulatory framework which applies to products containing human tissues or cells. However,, specific requirements are applicable to the donation, procurement, testing, processing, preservation, storage and distribution of such human materials under Directive 2004/23/EC (the EU Tissues and Cells Directive), as implemented in the EU member states, which providesproviding for general quality and safety requirements applicable to some or all of the abovementioned activities performed in relation to human cells and tissues. Additional requirements set out under other EU regulations and directives, – such as the EU Medical Devices Regulation,n – may also apply to our human tissues or cells containing products, depending on their characteristics.

EU member states national competent authorities may disagree with our determination of which requirements are applicable to our products, and may determine that additional requirements are applicable to our products which contain human cells and tissues. Failure to comply with these requirements could jeopardize our ability to sell our products and result in enforcement actions, which could harm our reputation, business, financial condition, results of operations and prospects.

In addition, regulatory authorities’ policies with respect to human tissues or cells may change and additional government regulations may be enacted. For instance, the regulatory landscape related to human tissues and cells in the EU is evolving. In July 2022, a proposal for a regulation governing substances of human origin was adopted by the European Commission . Such regulatory changes may have adverse consequences for us and make it more difficult or expensive for us to conduct our business in the EEA.

Our importer of tissues and cells is based in the UK, and is therefore subject to the licensing regime of the UK Human Tissue Authority. Any non-compliance by our importer may have an impact on its licensing status and could have consequential effects on our ability to import and distribute the tissues and cells necessary for certain of our products.

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

In the EU, devices lawfully placed on the market pursuant to the EU Medical Devices Directive prior to May 26, 2021, may generally continue to be made available on the market or put into service until May 26, 2025, provided that the requirements of the transitional provisions are fulfilled. In particular, the certificate in question must still be valid and no substantial change must be made to the device as such a modification would trigger the obligation to obtain a new certification under the EU Medical Devices Regulation and therefore to have a notified body conducting a new conformity assessment of the devices. Once our devices will be certified under the EU Medical Devices Regulation, we must inform the notified body that carried out the conformity assessment of the medical devices that we market or sell in the EU and EEA of any planned substantial changes to our quality system or substantial changes to our medical devices that could affect compliance with the General safety and performance requirements laid down in Annex I to the EU Medical Devices Regulation or cause a substantial change to the intended use for which the device has been CE marked. The notified body will then assess the planned changes and verify whether they affect the products’ ongoing conformity with the EU Medical Devices Regulation. If the assessment is favorable, the notified body will issue a new CE certificate of conformity or an addendum to the existing certificate attesting compliance with the general safety and performance requirements and quality system requirements laid down in the Annexes to the EU Medical Devices Regulation. The notified body may disagree with our proposed changes and product introductions or modifications could be delayed or canceled, which could adversely affect our ability to grow our business.

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

In addition, we are required to conduct post-market testing and surveillance to monitor the safety or effectiveness of some of our products. Later discovery of previously unknown problems with our products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturing problems, or failure to comply with regulatory requirements such as the FDA's Quality System Regulation (QSR), may result in changes to labeling, restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls, a requirement to repair, replace or refund the cost of any medical device we manufacture or distribute, fines, suspension of regulatory approvals or certifications, product seizures, injunctions or the imposition of civil or criminal penalties which would adversely affect our business, operating results and prospects.

Legislative or regulatory reforms may have a material adverse effect on us.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulation of medical devices. In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations or take other actions, which may prevent or delay approval or clearance of our future products under development or impact our ability to modify our currently cleared products on a timely basis. For example, on February 23, 2022, the FDA issued a proposed rule to amend the QSR, which establishes current good manufacturing practice requirements for medical device manufacturers, to align more closely with the International Organization for Standardization, or ISO, standards. This proposal has not yet been finalized or adopted. Accordingly, it is unclear the extent to which this or any other proposals, if adopted, could impose additional or different regulatory requirements on us that could increase the costs of compliance or otherwise create competition that may negatively affect our business.

Additionally, in September 2019, the FDA issued revised guidance describing an optional “safety and performance based” premarket review pathway for manufacturers of “certain, well-understood device types” to demonstrate substantial equivalence under the 510(k) clearance pathway by showing that such device meets objective safety and performance criteria established by the FDA, thereby obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process. The FDA maintains a list device types appropriate for the “safety and performance based” pathway and continues to develop product-specific guidance documents that identify the performance criteria for each such device type, as well as the recommended testing methods, where feasible. The FDA may establish performance criteria for classes of devices for which we or our competitors seek or currently have received clearance, and it is unclear the extent to which such performance standards, if established, could impact our ability to obtain new 510(k) clearances or otherwise create competition that may negatively affect our business.

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

The EU landscape concerning medical devices in the EU recently evolved. On April 5, 2017, the EU Medical Devices Regulation was adopted, which repeals and replaces the EU Medical Devices Directive and the Council Directive 90/385/EEC (the EU Active Implantable Medical Devices Directive). Unlike directives, which must be implemented into the national laws of the EU member states, the regulations is directly applicable, i.e., without the need for EU member states to implement into national laws, in all EU member states and are intended to eliminate current differences in the regulation of medical devices among EU member States. The EU Medical Devices Regulation is also applicable in the EEA. The EU Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices and ensure a high level of safety and health while supporting innovation.

The modifications brought by this new Regulation may have an effect on the way we conduct our business in the EU and the EEA. For example, as a result of the transition towards the new regime, notified body review times have lengthened, and product introductions could be delayed, which could adversely affect our ability to grow our business in a timely manner.

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
In March 2010, the federal government enacted the ACA. Among other provisions, the ACA established new value-based payment programs, increased funding of comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination (such as bundled physician and hospital payments). Also, Medicare payments to providers were reduced, effective on April 1, 2013, and will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken.

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

In the EU, similar developments may affect our ability to profitably commercialize our products, if certified. In December 2021, Regulation No 2021/2282 on Health Technology Assessment (HTA) amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once the Regulation becomes applicable, it will have a phased implementation depending on the concerned products. This regulation intends to boost cooperation among EU member states in assessing health technologies, including certain high-risk medical devices, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The regulation will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

Our products must be manufactured in accordance with federal and state quality regulations and are subject to FDA and foreign inspection, and our failure to comply with these regulations could result in fines, product recalls, product liability claims, limits on future product clearances, reputational damage and other adverse impacts.

The methods used in, and the facilities used for, the manufacture of our products must comply with the FDA’s QSR and foreign requirements which are complex regulatory schemes that cover the procedures and documentation of the design, testing, production, process controls, quality assurance, labeling, packaging, handling, storage, distribution, installation, servicing and shipping of medical devices. Furthermore, we are required to verify that our suppliers maintain facilities, procedures and operations that comply with our quality standards and applicable regulatory requirements. The FDA, foreign regulatory authorities and notified bodies enforce the QSR through periodic announced or unannounced inspections or audits of medical device manufacturing facilities, which may include the facilities of subcontractors.

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

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the United States have adopted or may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA, other regulatory authorities or notified bodies from conducting their regular inspections, audits, reviews, or other regulatory activities, it could significantly impact the ability of the FDA, other regulatory authorities and notified bodies to timely review and process our regulatory submissions, which could have a material adverse effect on business.

In the EU, notified bodies must be officially designated to certify products and services in accordance with the EU Medical Devices Regulation. While several notified bodies have been designated, the COVID-19 pandemic has significantly slowed down their designation process and the current designated notified bodies are facing a large amount of requests for (re)certification under the new Regulation as a consequence of which review times have lengthened. This situation could impact our ability to grow our business in the EU and EEA.

The clinical study process is lengthy and expensive with uncertain outcomes, and the results of earlier studies may not be predictive of future clinical trial or clinical study results, or provide favorable safety or efficacy data for our products.

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

If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical studies may be deemed unreliable and the FDA or comparable foreign regulatory authorities or other bodies may require us to perform additional clinical studies before clearing or approving our marketing applications or certifying our products. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our future clinical studies or clinical trials comply with the GCP regulations. To the extent our collaborators or the CROs fail to enroll participants for our clinical studies, fail to conduct the study to GCP standards or are delayed for a significant time in the execution of trials, including achieving full enrollment, including on account of the outbreak of infectious disease, such as the COVID-19 pandemic, or otherwise, we may be affected by increased costs, program delays or both, any resulting data may be unreliable or unusable for regulatory purposes, and we may be subject to enforcement action.

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

Certain states have also adopted comparable privacy and security laws and regulations that govern the privacy, processing and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, California enacted the California Consumer Privacy Act (CCPA) on June 28, 2018, which went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with data breach litigation. Further, the California Privacy Rights Act (CPRA), generally went into effect on January 1, 2023, and significantly amends the CCPA and imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It has also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia, Colorado, Connecticut and Utah, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States; in July 2020, the Court of Justice of the European Union (CJEU) limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-US Privacy Shield Framework for purposes of international transfers and imposing further restrictions on use of the standard contractual clauses (SCCs). In March 2022, the US and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022, on Enhancing Safeguards for United States Signals Intelligence Activities. European court and regulatory decisions subsequent to the CJEU decision of July 16, 2020, have taken a restrictive approach to international data transfers. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Relatedly, following the UK's withdrawal from the EEA and the EU, and the expiry of the transition period, from January 1, 2021, companies have had to comply with both the GDPR and the GDPR as incorporated into UK national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. If we do not comply with our obligations under the GDPR and the UK data protection laws, we could be exposed to the fines discussed above. In addition, we may be the subject of litigation and/or adverse publicity, which could adversely affect our business, results of operations and financial condition.

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

Risks Related to Ownership of Our Common Stock

The market price of our common stock may fluctuate substantially or may decline regardless of our operating performance, which could result in the loss of part or all of your investment.

The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control or are related in complex ways, including:

•
Changes in analysts' estimates, investors' perceptions, recommendations by securities analysts or our failure to achieve analysts' estimates;
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
•
various macroeconomic events, including changes in inflation, interest rates and overall economic conditions and uncertainties;
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

In recent years, the stock market in general, and the market for medical device companies in particular, has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. Further, the stock market in general has been highly volatile due to various macroeconomic events. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. Following periods of such volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Because of the potential volatility of our stock price, we may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

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

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, investors' views of us and, as a result, the value of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to report upon the effectiveness of our internal control over financial reporting. Once we are no longer an emerging growth company, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting as well. The rules governing the standards that must be met in assessing our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. In connection with our evaluation of our internal control over financial reporting, we may need to upgrade our systems, including information technology; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff.

Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us or our independent registered public accounting firm conducted in connection with Section 404 of the Sarbanes-Oxley Act of 2002 may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. Internal control deficiencies could also result in a restatement of our financial results in the future. We could become subject to stockholder or other third-party litigation, as well as investigations by the SEC, the stock exchange on which our securities are listed, or other regulatory authorities, which could require additional financial and management resources and could result in fines, trading suspensions, payment of damages or other remedies.

As discussed in Part II, Item 9A of this Annual Report on Form 10-K, we previously identified material weaknesses in our internal control over financial reporting related to to the fact that we did not design or maintain an effective control environment, with the primary contributing factor being lack of adequate controls related to manual journal entries and lack of formal accounting policies, processes and controls to analyze, account for and disclose complex transactions. During the year ended December 31, 2022, our management identified and implemented changes to our internal control over financial reporting to remediate the deficiencies that led to the material weakness, and, as a result of such changes, our management concluded that the material weaknesses had been remediated and that our internal control over financial reporting was effective as of December 31, 2022. We cannot assure you that the measures we have taken to date, and actions we may take in the future, will prevent or avoid potential future material weaknesses.

In addition, as a public company we are required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from the NYSE or other adverse consequences that would materially harm to our business.

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

We have never paid cash dividends and do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends will depend on our earnings, capital requirements, financial condition, prospects for future earnings and other factors our board of directors may deem relevant. In addition, our loan agreements limits our ability to, among other things, pay dividends or make other distributions or payments on account of our common stock, in each case subject to certain exceptions. If we do not pay dividends, our stock may be less valuable because a return on your investment will only occur if our stock price appreciates and you then sell our common stock. There is no guarantee that our common stock will appreciate or even maintain the price at which our holders have purchased it. In addition, our loan agreements limit our ability to pay dividends or make other distributions or payments on account of our common stock, in each case subject to certain exceptions.

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

As of December 31, 2022, our directors, officers, certain stockholders and their respective affiliates owned a majority of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

Anti-takeover provisions in our third amended and restated certificate of incorporation and amended and restated bylaws, and Delaware law, could discourage a change in control of our company or a change in our management.

Our third amended and restated certificate of incorporation and bylaws contain provisions that might enable our management to resist a takeover. These provisions include:

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

Our third amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ abilities to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our third amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware (or, in the event that the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of fiduciary duty, any action asserting a claim against us arising pursuant to the DGCL, our third amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine; provided that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware. Our third amended and restated certificate of incorporation and amended and restated bylaws also provide that the federal district courts of the United States of America are the exclusive forum for the resolution of any complaint asserting a cause of action against any defendant arising under the Securities Act. Such provisions are intended to benefit and may be enforced by us, our officers and directors, employees and agents, including the underwriters and any other professional or entity who has prepared or certified any of this Annual Report on Form 10-K. The choice of forum provisions do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

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

General Risk Factors

Unfavorable global and regional economic, political and health conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by global or regional economic, political and health conditions. A global financial crisis or global or regional political and economic instability (including changes in inflation, interest rates and overall economic conditions and uncertainties), wars, terrorism, civil unrest, outbreaks of disease (for example, COVID-19), and other unexpected events, such as supply chain constraints or disruptions, could cause extreme volatility, increase our costs and disrupt our business. Business disruptions could include, among others, disruptions to our commercial activities, including due to supply chain or distribution constraints or challenges, clinical enrollment, clinical site availability, patient accessibility and conduct of our clinical trials, as well as temporary closures of our facilities and the facilities of suppliers or contract manufacturers in our supply chain. For example, these macroeconomic factors could affect the ability of our current or potential future manufacturers, sole source or single source suppliers, licensors or licensees to remain in business, or otherwise manufacture or supply components, materials or services relevant to our products. Any failure by any of them to remain in business could affect our ability to manufacture products or meet demand for our products. In addition, if inflation or other factors were to significantly increase our business costs, we may be unable to pass through price increases to our customers. Interest rates and the ability to access credit markets could also adversely affect the ability of our customers to purchase our products.

In addition, during certain crises and events, patients may prioritize other items over certain or all of their treatments and/or medications, which could have a negative impact on our commercial sales. The COVID-19 outbreak, including developments involving subsequent COVID-19 variants, significantly affected the financial markets of many countries and resulted and may in the future result in a variety of federal, state and local orders, guidance and restrictions. We cannot, at this time, predict the specific extent, duration, or full impact that the COVID-19 outbreak will have on our ongoing and planned clinical trials and other business operations, including our commercialization activities. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this "Risk Factors" section.

Also, as a result of the current geopolitical tensions and conflict between Russia and Ukraine, and the recent invasion by Russia of Ukraine, the governments of the United States, EU, Japan and other jurisdictions have recently announced the imposition of sanctions on certain industry sectors and parties in Russia and certain impacted regions, as well as enhanced export controls on certain products and industries. These and any additional sanctions and export controls, as well as any counter responses by the governments of Russia or other jurisdictions, could adversely affect, directly or indirectly, the global supply chain, with negative implications on the availability and prices of raw materials and components, as well as the on global financial markets and financial services industry.

A severe or prolonged economic downturn, political disruption or adverse health conditions could result in a variety of risks to our business, including our ability to raise capital when needed on acceptable terms, if at all. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.

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

We incur significant costs as a result of operating as a public company and our executive management team devotes substantial time to public company compliance programs.

As a public company, we incur significant legal, accounting and other expenses due to our compliance with regulations and disclosure obligations applicable to us, including compliance with the Sarbanes-Oxley Act, as well as rules implemented by the SEC and the NYSE. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact, in ways we cannot currently anticipate, the manner in which we operate our business. Our executive management team and other personnel devote a substantial amount of time to these compliance programs and monitoring of public company reporting obligations and as a result of the new corporate governance and executive compensation related rules, regulations and guidelines prompted by the Dodd-Frank Wall Street Reform and Consumer Protection Act, and further regulations and disclosure obligations expected in the future, we will likely need to devote additional time and costs to comply with such compliance programs and rules. These rules and regulations may cause us to incur significant legal and financial compliance costs and may make some activities more time-consuming and costly.

We are subject to U.S. anti-bribery, anti-corruption, and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act, as well as export control, customs laws sanctions and other trade laws and regulations (collectively, the Trade Laws). We can face serious consequences for violations.

As we grow our international presence and global operations, we will be increasingly exposed to trade and economic sanctions and other restrictions imposed by the United States, the European Union and other governments and organizations. The U.S. Departments of Justice, Commerce, State and Treasury and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws, the U.S. Foreign Corrupt Practices Act (FCPA), and other federal statutes and regulations, including those established by the Office of Foreign Assets Control (OFAC). In addition, the UK Bribery Act of 2010 (Bribery Act) prohibits both domestic and international bribery, as well as bribery across both private and public sectors. An organization that fails to prevent bribery by anyone associated with the organization can be charged under the Bribery Act unless the organization can establish the defense of having implemented adequate procedures to prevent bribery. These anti-corruption laws generally prohibit companies and their employees, agents and intermediaries from authorizing, promising, offering or providing, directly or indirectly, corrupt or improper payments or anything else of value to recipients in the public or private sector. We can be held liable for the corrupt or illegal activities of our agents and intermediaries, even if we do not explicitly authorize or have actual knowledge of such activities. We are also subject to other U.S. laws and regulations governing export controls, as well as economic sanctions and embargoes on certain countries and persons.

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

We do not carry insurance for all categories of risk that our business may encounter. We presently have general liability, workers’ compensation, directors’ and officers’ and product liability insurance coverage, which is subject to deductibles and coverage limitations. If we are unable to obtain insurance at an acceptable cost or on acceptable terms or otherwise protect against potential product liability claims, we could be exposed to significant liabilities. A product liability claim, recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could negatively affect our business, financial condition and results of operations. We do not carry specific hazardous waste insurance coverage, and our property, casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from hazardous waste exposure or contamination. Accordingly, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical studies, clinical trials or regulatory approvals could be suspended. Additionally, we do not carry cyber insurance, which may expose us to certain potential losses for damages or result in penalization with fines in an amount exceeding our resources.

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” generally defined as a cumulative change of more than 50 percent (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards (the NOLs) and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We may have experienced ownership changes in the past, and we may experience ownership changes as a result of future shifts in our equity ownership, some of which may be outside our control. As a result, our ability to use our pre-change federal NOLs and other tax attributes to offset future taxable income and taxes could be subject to limitations. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we achieve profitability, which could adversely affect our business, financial condition and cash flows.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in Englewood, Colorado, where we own and occupy approximately 105,000 square feet of office space. We are currently in the process of expanding a portion of this facility not currently in use. We also maintain offices domestically in Michigan and New Jersey and internationally in Ireland, South Africa, Australia, Finland, Germany, Italy and the U.K. We believe that our existing facilities are sufficient for our near-term needs.

Item 3. Legal Proceedings

As previously reported, on or about March 23, 2018, Wright Medical Technology, Inc., which was subsequently acquired by Stryker Corp., (collectively referred to as “Wright Medical”) filed a complaint against the Company in the United States District Court for the District of Colorado, Case No. 18-cv-00691-STV (the “Colorado Complaint”). The Colorado Complaint, as amended, asserts that the Company (i) has infringed and continues to infringe nine Wright Medical patents, (ii) has misappropriated and continues to misappropriate Wright Medical trade secrets and confidential material, (iii) has and is unfairly competing with Wright Medical, and (iv) has intentionally interfered with Wright Medical contracts. The Colorado Complaint, as amended, requests customary remedies for the claims raised, including (a) a judgment that the Company has infringed the Wright Medical patents and misappropriated, used and disclosed Wright Medical’s trade secrets, (b) a permanent injunction preventing the Company from further engaging in the alleged misconduct, including infringing the Wright Medical patents, from manufacturing, selling or distributing products that allegedly infringe such Wright Medical patents and from misappropriating Wright Medical’s trade secrets and confidential information, (c) damages, including punitive and statutory enhanced damages, (d) attorneys’ fees, (e) interest on any foregoing sums, and (f) any relief as the court deems just and equitable, which could include future royalty payments. In addition, on or about December 23, 2021, Wright Medical filed an additional complaint against the Company in the United States District Court for the District of Delaware, Case No. 1:21-cv-01809-MN, which alleges infringement of certain other patents (the "Delaware Complaint").

On November 28, 2022, the Company entered into a settlement agreement with Stryker Corp. to settle the Colorado Complaint, the Delaware Complaint and any Company counter claims for a total amount of $26.0 million paid by the Company to Stryker Corp. (the “Settlement Amount”). The Settlement Amount is scheduled to be paid by the Company in three separate installments consisting of: (i) $5.0 million on or by December 16, 2022, (ii) $8.0 million at any time between January 1, 2023 and January 16, 2023, and (iii) $13.0 million at any time between April 1, 2023 and April 17, 2023, of which $13.0 million have already been paid.

The settlement agreement does not impact the Company’s ability to continue operating its business and does not require any changes to the Company’s existing product lines. The Settlement Amount is the only consideration being paid, and the Company is not required to make any future payments to Stryker Corp.

The Company entered into the settlement agreement solely to eliminate the burden, expense, distraction, and uncertainties of litigation. The settlement agreement is not, and shall not be construed as, an admission of liability or that the Company engaged in any wrongful, tortious, or unlawful activity.

In addition to the above, the Company may in the ordinary course of business face various claims brought by third parties and the Company may, from time to time, make claims or take legal actions to assert its rights, including intellectual property rights as well as claims relating to employment matters and the safety or efficacy of its products. Any of these claims could cause the Company to incur substantial costs and, while the Company generally believes that it has adequate insurance to cover many different types of liabilities, its insurance carriers may deny coverage, may be inadequately capitalized to pay on valid claims, or the Company's policy limits may be inadequate to fully satisfy any associated costs, damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on the Company's operations, cash flows and financial position. Additionally, any such claims, whether or not successful, could damage the Company's reputation and business

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock has traded on The New York Stock Exchange under the symbol “FNA” since October 15, 2021. Prior to that, there was no public market for our common stock.

Stock Performance Graph

The following graph compares the cumulative total stockholder return of an investment in (1) our common stock, (2) the cumulative total returns to the Russell 2000 index and (3) the cumulative total returns to the S&P 500 Health Care Index, for the period from October 15, 2021 (the date our common stock began trading) through December 31, 2022. The graph assumes an initial investment of $100 and that all dividends were reinvested. Such returns are based on historical results and are not indicative of future financial performance.

COMPARISON OF 15 MONTH CUMULATIVE TOTAL RETURN*

Among Paragon 28, Inc., the Russell 2000 Index
and the S&P Health Care Index

$120
$110
$100
$90
$80
$70
$60
10/15/21
10/21
11/21
12/21
1/22
2/22
3/22
4/22
5/22
6/22
7/22
8/22
9/22
10/22
11/22
12/22
Paragon 28, Inc.
Russell 2000
S&P Health Care

*$100 invested on 10/15/21 in stock or 9/30/21 in index, including reinvestment of dividends.
Fiscal year ending December 31.

	10/15/21	10/21	11/21	12/21	1/22	2/22	3/22	4/22	5/22	6/22	7/22	8/22	9/22	10/22	11/22	12/22

Paragon 28, Inc.	100.00	112.45	100.27	94.55	80.44	87.12	89.47	96.04	95.78	84.82	101.55	93.80	95.24	106.73	109.57	102.14
Russell 2000	100.00	104.25	99.91	102.14	92.31	93.29	94.45	85.09	85.22	78.21	86.38	84.61	76.50	84.92	86.91	81.27
S&P Health Care	100.00	105.16	102.01	111.17	103.66	102.60	108.31	103.21	104.70	101.91	105.29	99.21	96.63	106.02	111.12	109.00

Stockholders

As of February 27, 2023, there were 107 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Securities Authorized for Issuance under Equity Compensation Plans

See the section titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in Part III of this Annual Report on Form 10-K for information regarding securities authorized for issuance.

Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

None

Item 6. [Reserved]

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

Overview

We are a leading medical device company exclusively focused on the foot and ankle orthopedic market and we are dedicated to improving patient lives. Our innovative orthopedic solutions, procedural approaches and instrumentation cover a wide range of foot and ankle ailments including fracture fixation, forefoot or hallux valgus - which includes bunion and hammertoe, ankle, flatfoot or progressive collapsing foot deformity (PCFD), charcot foot and orthobiologics. To treat these painful, debilitating or even life-threatening conditions, we provide a comprehensive portfolio of solutions that includes surgical implants and disposables, as well as surgical instrumentation. Our broad suite of surgical solutions comprises 75 product systems, including approximately 9,200 SKUs to help fit the specific needs of each patient and procedure. We design each of our products with both the patient and surgeon in mind, with the goal of improving outcomes, reducing ailment recurrence and complication rates, and making the procedures simpler, consistent and reproducible. We believe our passion, expertise, and exclusive focus in the foot and ankle market has allowed us to better understand the needs of our patients and physicians, which has enabled us to create innovations and enhanced solutions that disrupt and transform the foot and ankle market. As a result, we have experienced significant growth and momentum in our business.

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

Our broad commercial footprint spans across all 50 United States and 22 other countries. In the United States we primarily sell to hospitals and ambulatory surgery centers through a network of primarily independent sales representatives, the majority of whom are exclusive. Outside the United States we primarily sell to hospitals and ambulatory surgery centers through a network of sales representatives and stocking distributors. We plan to efficiently grow our sales organization and network to expand into new territories in the United States. We are also highly focused on expanding our global network by expanding our sales footprint in existing and select new international markets based on our assessment of size and opportunity.

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

Net revenue was $181.4 million for the year ended December 31, 2022 compared to $147.5 million for the year ended December 31, 2021.

Net loss was $67.3 million for the year ended December 31, 2022 compared to net loss of $13.7 million for the year ended December 31, 2021.

Adjusted EBITDA was negative $10.7 million for the year ended December 31, 2022 compared to $3.1 million for the year ended December 31, 2021. Adjusted EBITDA is not a financial measure under U.S. generally accepted accounting principles (GAAP). See “—Non-GAAP Financial Measures” for an explanation of how we compute this non-GAAP financial measure and for the reconciliation to the most directly comparable GAAP financial measure.

As of December 31, 2022 and 2021, we had cash of $38.5 million and $109.4 million, respectively, and retained earnings (deficit) of $(67.8) million and $(0.5) million, respectively. Our primary sources of capital from inception through December 31, 2022 have been from cash flows from operations, private placements of securities, proceeds from our public offering and the incurrence of indebtedness.

On January 30, 2023, we completed a public offering of 6,500,000 shares of our common stock at an offering price of $17.00 per share (the "Offering"). The Offering consisted of 3,750,000 shares of common stock issued and sold by us (the “Primary Shares”) and 2,750,000 shares of common stock sold by the selling securityholders (the “Secondary Shares”). Under the terms of the underwriting agreement entered into with the underwriters, we and the selling securityholders granted the underwriters an option exercisable for 30 days to purchase up to an additional 562,500 shares and 412,500 shares of common stock, respectively (the “Option Shares”), at the public offering price, less underwriting discounts and commissions which was exercised on February 17, 2023. We received net proceeds from the Offering of approximately $68.3 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. We did not receive any of the proceeds from the sale of shares of common stock by the selling securityholders.

We believe that our existing cash and available debt borrowings will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months.

We have invested heavily in both research and development and expansion of our sales and marketing functions and expect to continue to make substantial investments in these areas. We have also made significant investments in general and administrative expense as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and the NYSE listing standards, additional insurance expenses, investor relations activities, and other administrative and professional services. We do not expect to make significant incremental investments in general administrative expense. As a result of these and other factors, although not anticipated at this time, we may require additional financing to fund our operations and planned growth. We may also seek additional financing opportunistically. We may seek to raise any additional capital by entering into partnerships or through public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. If we raise additional funds by issuing equity securities, our stockholders may experience dilution.

Factors Affecting Our Results of Operations

We believe our performance and continued success depend on several factors that present significant opportunities. These factors include:

Investments in Product Development and Innovation, including Smart 28

We expect to continue to focus on long-term revenue growth through investments in our business. In research and development, our team is continually working on new products and iterations of our existing products. Further, we anticipate we will continue to invest significantly in Smart 28 in order to improve patient outcomes by augmenting existing products and creating new products and related services that employ advanced technologies. We are committed to continuously expanding our portfolio of foot and ankle solutions and to bring next-generation products to market. While research and development and clinical testing are time consuming and costly, we believe expanding into new indications, implementing product improvements and continuing to demonstrate the efficacy, safety and cost effectiveness of our products through clinical data are all critical to increasing the adoption of our solutions. We continue to invest in programs to educate physicians who treat foot and ankle about the advantage of products. Accordingly, in the near term, we expect these activities to increase our operating expenses, but in the longer term we anticipate they will positively impact our business and results of operations.

Continued Commercial Expansion in the United States and International Markets

In sales and marketing, we are also dedicating meaningful resources to expand our commercial team in the United States and in international markets. Our top commercial priorities in the United States include sales force expansion, expansion of our surgeon customer base, sales force channel productivity and increasing surgeon utilization. Our top commercial priorities in the international markets include expanding our market share in existing countries and targeting new countries where we can maximize strong average selling price (ASP) and margins. Our current expansion targets include Brazil, Colombia, Germany, Italy and Japan. This process requires significant education and training for our commercial team to achieve the level of technical competency with our products that is expected by physicians and to gain experience building demand for our products. Upon completion of the training, our commercial team typically requires time in the field to grow their network of accounts and increase their productivity to the levels we expect. Successfully recruiting, training and retaining additional sales representatives will be required to achieve growth, which will require significant investments by us.

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

Impact of COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, and in response, certain states within the United States implemented shelter-in-place rules requiring elective surgical procedures to be delayed. As a result, our revenue growth was adversely impacted particularly from March 2020 through May 2020 until such shelter-in-place restrictions were eased. Early in the first quarter of 2022, the Omicron variant of COVID-19 led to a deferral of surgeries with those headwinds beginning to decrease in mid-February. Since then we have seen the elective procedure environment continue to improve; however, the pandemic has led to severe disruptions in the market, supply chain and the global and United States economies that may continue. We cannot reasonably estimate the length or severity of these impacts on our business.

Emerging Growth Company

As an emerging growth company under the JOBS Act we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. We have elected to avail ourselves of this exemption and, therefore, while we are an emerging growth company, we will not be subject to new or revised accounting standards at the same time that they become applicable to other public companies that are not emerging growth companies. As a result, our financial statements and interim financial statements may not be comparable to companies that comply with new or revised accounting pronouncements.

We will remain an emerging growth company until the earliest of (i) the last day of our first fiscal year in which we have total annual gross revenues of $1.235 billion or more, (ii) the last day of the first fiscal year in which we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, with at least $700.0 million of equity securities held by non-affiliates as of the end of the last business day of the second quarter of that fiscal year, (iii) the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities, or (iv) the last day of our fiscal year after the fifth anniversary of the date of the completion of our initial offering.

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

We believe that Adjusted EBITDA, together with a reconciliation to net income (loss), helps identify underlying trends in our business and helps investors make comparisons between our company and other companies that may have different capital structures, tax rates, or different forms of employee compensation. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects, and allowing for greater transparency with respect to a key financial metric used by our management in its financial and operational decision-making. Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider these measures in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these potential limitations include:

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

Reconciliation Between GAAP and Non-GAAP Measure

We define Adjusted EBITDA as earnings (loss) before interest expense, income tax expense (benefit), depreciation and amortization, stock-based compensation expense, employee stock purchase plan expense, non-recurring expenses and certain other non-cash expenses. For a full reconciliation of Adjusted EBITDA for the years ended December 31, 2022 and 2021 to the most comparable GAAP financial measure, please see the following table.

	Years Ended December 31,
	2022	2021
	(in thousands)
Net loss	$(67,326)	$(13,693)
Interest expense	4,129	1,719
Income tax (benefit) expense	(64)	713
Depreciation and amortization expense	13,728	8,987
Stock based compensation expense	10,365	4,948
Employee stock purchase plan expense	213	—
Change in fair value of earnout liability (1)	1,280	440
Legal Settlement (2)	27,000	—
Adjusted EBITDA	$(10,675)	$3,114

------------------------------------------

(1)
Represents non-cash change in the fair value of earnout liabilities
(2)
Represents a non-recurring expense to settle the Wright Medical litigation claims

Components of Our Results of Operations

Net Revenue

We derive our revenue from the sale of our foot and ankle orthopedic solutions, primarily implants. We also record as revenue any amounts billed to customers for shipping costs and record as cost of goods sold the actual shipping costs. We have elected to exclude from the measurement of the transaction price all taxes, such as sales, use, value-added, assessed by government authorities and collected from a customer. Therefore, revenue is recognized net of such taxes. In addition, we record revenue net of estimated losses for bad debt. No single customer accounted for 10% or more of our net revenue in the years ended December 31, 2022, 2021 and 2020. We expect our net revenue to increase in the foreseeable future as we expand our sales territories, add new customers and increase the utilization of our products by our existing customers, though net revenue may fluctuate from quarter to quarter due to a variety of factors, including availability of reimbursement, the size and success of our sales force, the number of hospitals and physicians who are aware of and use our products and seasonality.

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

Operating Expenses

Research and Development

Research and development expense is comprised of engineering costs and research programs related to new product and sustaining product development activities, clinical studies and trials expenses, quality and regulatory expenses, and salaries, bonuses and benefits related to research and development functions. We maintain a procedurally focused approach to product development and have projects underway to add new systems across multiple foot and ankle indications and to add additional functionality to our existing systems. We expect our research and development expenses to increase as we hire additional personnel to develop new product offerings and product enhancements, including Smart 28.

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

Legal Settlement

Legal settlement expense consists of our settlement with Wright Medical and associated legal fees.

Interest Expense

Interest expense consists of interest incurred and amortization of financing costs during the reported periods.

Results of Operations

For the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the period presented below. Discussion and analysis of our financial condition and results of operations for the years ended December 31, 2021 and 2020 can be found in Part II, Item 7 of the Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 8, 2022.

	Years Ended December 31,		Change
	2022	2021	Amount	%
	(in thousands)
Net revenue	$181,383	$147,464	$33,919	23%
Cost of goods sold	32,457	28,024	4,433	16%
Gross profit	148,926	119,440	29,486	25%
Operating expenses
Research and development	24,650	16,128	8,522	53%
Selling, general, administrative	159,323	114,087	45,236	40%
Legal settlement	27,000	—	27,000	*
Total operating expenses	210,973	130,215	80,758	62%
Operating loss	(62,047)	(10,775)	(51,272)	*
Other expense	(1,214)	(486)	(728)	150%
Interest expense	(4,129)	(1,719)	(2,410)	140%
Loss before income taxes	(67,390)	(12,980)	(54,410)	*
Income tax (benefit) expense	(64)	713	(777)	(109)%
Net loss	$(67,326)	$(13,693)	$(53,633)	*

------------------------------------------

* Not Meaningful

The following table represents total net revenue by geographic area, based on the location of the customer for the years ended December 31, 2022 and 2021, respectively.

	Years Ended December 31,
	2022	2021
United States	$158,105	$130,112
International	23,278	17,352
Total net revenue	$181,383	$147,464

Net Revenue. Net revenue increased $33.9 million, or 23%, from $147.5 million in the year ended December 31, 2021 to $181.4 million in the same period in 2022. Strengthening of the U.S. dollar reduced net revenue growth for the year ended December 31, 2022 by 1.5 percent as compared to the prior year. U.S net revenue was $158.1 million for the year ended December 31, 2022, representing growth of 22% compared to the prior year. U.S. net revenue growth was primarily the result of sales force productivity gains driven largely by new product launches and the benefits from medical education and training and sales force expansion. International revenue was $23.3 million, representing growth of 34% compared to the prior year. Strengthening of the U.S. dollar reduced international net revenue growth for the year ended December 31, 2022 by approximately 12.3 percent as compared to the prior year. International revenue growth was driven primarily by our three largest international markets of Australia, South Africa and the United Kingdom.

Cost of Goods Sold and Gross Profit Margin. Cost of goods sold increased $4.4 million, or 16%, from $28.0 million in the year ended December 31, 2021 to $32.5 million in the same period in 2022. The increase in cost of goods sold was primarily due to increased variable costs of goods sold resulting from higher sales volume. Gross profit margin for the year ended December 31, 2022 increased to 82.1%, compared to 81.0% in the same period of 2021, primarily due to lower inventory excess and obsolescence expense.

Research and Development Expenses. Research and development expenses increased $8.5 million, or 53%, from $16.1 million in the year ended December 31, 2021 to $24.7 million in the same period in 2022. The increase in research and development expenses was primarily due to additional investments in new product development efforts and our quality management system, including increased personnel expenses due to increased headcount and the acquisition of Disior in the first quarter of 2022.

Selling, General, and Administrative Expenses. Selling, general and administrative expenses increased $45.2 million, or 40%, from $114.1 million for the year ended December 31, 2021 to $159.3 million in the same period in 2022. The increase in selling, general, and administrative expenses as compared to the prior year was driven primarily by investments in sales and marketing, including in-person U.S. marketing and medical education events, commercial team expansion both in the U.S. and in our international markets, increased variable sales representative commission expense related to U.S. net revenue growth and increased general and administrative expenses due to costs of becoming a publicly traded company in the fourth quarter of 2021.

Legal Settlement Expense. Legal settlement expense was $27 million for the year ended December 31, 2022 as we entered into a settlement agreement with Wright Medical on November 28, 2022.

Interest Expense. Interest expense increased to $4.1 million for the year ended December 31, 2022 from $1.7 million for the year ended December 31, 2021 primarily due to higher levels of outstanding debt.

Liquidity and Capital Resources

As of December 31, 2022 and 2021, we had cash of $38.5 million and $109.4 million, respectively, and retained earnings (deficit) of $(67.8) million and $(0.5) million, respectively. Our primary sources of capital from inception through December 31, 2022 have been from cash flows from operations, private placements of securities, proceeds from our public offering and the incurrence of indebtedness.

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

On January 30, 2023, we completed the Offering of 6,500,000 shares of our common stock at an offering price of $17.00 per share, which consisted of 3,750,000 Primary Shares and 2,750,000 Secondary Shares. Under the terms of the underwriting agreement entered into with the underwriters, we and the selling securityholders granted the underwriters an option exercisable for 30 days to purchase up to an additional 562,500 shares and 412,500 shares of common stock, respectively (the “Option Shares”), at the public offering price, less underwriting discounts and commissions which was exercised on February 17, 2023. We received net proceeds from the Offering of approximately $68.3 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. We will not receive any of the proceeds from the sale of shares of common stock by the selling securityholders.

We intend to use the net proceeds from the Offering for working capital, capital expenditures and other general corporate purposes. We may also use a portion of such net proceeds from the Offering to acquire or invest in products, technologies or businesses that are complementary to our business and advance our strategic goals. However, we currently have no agreements or commitments to complete any such transaction.

At December 31, 2022, we had $30.0 million principal amount outstanding and $10 million borrowing capacity under the Midcap Term Loan (as defined below) as well as $0 outstanding and $50 million borrowing capacity under the Midcap Revolving Loan (as defined below). At December 31, 2022, we also had approximately $16 million outstanding under the Zions Facility (as defined below).

We believe that our existing cash, additional available borrowings under our amended Midcap Credit Agreements (as defined below) and expected revenues will be sufficient to meet our capital requirements and fund our operations for the next 12 months. However, we may decide to raise additional financing to support further growth of our operations such as the Offering discussed above.

Long-Term Obligations

MidCap Credit Agreements

On May 6, 2021, we entered into a new credit agreement with MidCap Financial Trust to provide a total of $70 million in total borrowing including up to a $30 million revolving loan (“MidCap Revolving Loan”) and up to a $40 million term loan (“MidCap Term Loan”), secured by substantially all of our assets (“MidCap Credit Agreements”). The MidCap Term Loan was comprised of two tranches, the first of which provided a commitment amount of $10 million, and the second a commitment of $30 million. The MidCap Term Loan and Midcap Revolving Loan bore a variable interest rate of LIBOR plus 6% and LIBOR plus 3%, respectively, and mature on the earlier of May 1, 2026 or a change in control event (the "Termination Date"). The entire principal balances of the MidCap Revolving Loan and MidCap Term Loan are due on the Termination Date. Interest payments are payable monthly, with optional principal prepayments allowed under the MidCap Credit Agreements. The Midcap Credit Agreements required us to maintain minimum net product sales and minimum consolidated EBITDA, (each term as defined in the Midcap Credit Agreements), for the preceding twelve month period.

On November 9, 2022, we entered into an amendment to the MidCap Credit Agreements. The amendment to the Midcap Revolving Loan provides up to $50 million in total borrowing capacity. The MidCap amendments modified the MidCap Credit Agreements to include provisions related to the transition from the LIBOR Interest Rate plus Applicable Margin to the SOFR Interest Rate plus Applicable Margin, maintaining the Applicable Margin of 6% under the MidCap Term Loan and increasing the Applicable Margin from 3% to 3.75% under the Midcap Revolving Loan. In addition, the MidCap amendments amended certain covenants, terms and provisions in the Midcap Credit Agreements to, among other things, modify the covenant levels for the Minimum Net Product Sales financial covenant and to remove the Minimum Consolidated EBITDA financial covenant. As of December 31, 2022, we were in compliance with all financial covenants under the amended Midcap Credit Agreements.

Vectra Bank Colorado Loan Agreements

On March 27, 2020, we entered into an Amended and Restated Loan Agreement (the “Vectra Loan Agreement”) with Vectra Bank Colorado. The Vectra Loan Agreement refinanced our existing Term Loan and existing Buyout Loan into a single term loan in the aggregate principal amount of $6,802 (the “2020 Term Loan”) and increased the maximum principal amount of the existing Revolving Loan to $15 million (the “2020 Revolving Loan” and together with the 2020 Term Loan "2020 Loans"). The maturity date for both loans was September 30, 2020 and was subsequently extended to October 5, 2023. The Vectra Loan Agreement was secured by substantially all of our assets. The Vectra Loan Agreement contained financial and other customary covenants and bore an interest rate of 3%. We repaid the 2020 Loans in 2021 in connection with entering into the Midcap Credit Agreements.

On March 24, 2022 we entered into a secured term loan facility (the “Zions Facility”) with Zions Bancorporation, N.A. dba Vectra Bank Colorado in the principal amount of $16 million. The loans under the Zions Facility (i) bear interest at a variable rate per annum equal to the sum of (a) a one-month Term SOFR based rate, plus (b) 1.75%, adjusted on a monthly basis and (ii) mature on March 24, 2037. Principal and interest payments are payable monthly, with optional prepayments allowed without premium or penalty. We used the Zions Facility to finance the purchase of our Denver, Colorado headquarters.

Effective as of November 10, 2022, we entered into the First Amendment to the Zions Facility. The amendment to the Zions Facility amends the financial covenants to require us to maintain (i) the Liquidity Ratio, if the Cash Flow as of the last day of any quarter measured on a trailing three month basis is less than or equal to $0, and (ii) the Fixed Charge Coverage Ratio which will be calculated as of the last day of each quarter on a trailing four quarter basis, as well as a certain level of Liquidity, if the Cash Flow is greater than $0. In addition, a Net Revenue Growth covenant was added which will be calculated as of the last day of each quarter on a year-over-year basis. As of December 31, 2022, we were in compliance with all financial covenants under the amended Zions Facility.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for the periods presented below:

	Years Ended December 31,		Change
	2022	2021	Amount	%
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(49,181)	$(3,317)	$(45,864)	(1,383)%
Investing activities	(60,693)	(35,490)	(25,203)	(71)%
Financing activities	39,487	131,096	$(91,609)	(70)%
Effect of exchange rate changes of cash	(497)	(438)	(59)	(13)%
Net (decrease) increase in cash	$(70,884)	$91,851	$(162,735)	(177)%

Net Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2022 was $49.2 million, consisting primarily of net loss of $67.3 million plus non-cash expenses of $26.7 million, which primarily consisted of $13.7 million of depreciation and amortization, $10.4 million of stock-based compensation expense and a $1.3 million change in the fair value of earnout liabilities and negative changes in working capital of $8.6 million, including $21.5 million of inventory purchases and a $12.0 million increase in accounts receivable offset partially by accrued legal settlement of $22.0 million and other working capital decreases of $3.0 million.

Net cash used in operating activities for 2021 was $3.3 million, consisting primarily of net loss of $13.7 million plus non-cash expenses of $19.2 million, which primarily consisted of $9.0 million of depreciation and amortization, $2.8 million provision for excess and obsolete inventory, and $4.9 million of stock-based compensation expense, and negative changes in working capital of $8.8 million, including a $11.1 million increase in inventory primarily due to purchases of inventory and a $6.5 million increase in accounts receivable offset partially by an increase in accounts payable of $3.4 million and an increase in accrued expenses and other current liabilities of $7.1 million.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2022 was $60.7 million, consisting primarily of our purchase of Disior for $18.5 million (financed by a $20.0 million draw on the Company's term loan), the purchase of our Denver headquarters building for $18.3 million (financed in part by a $16.0 million mortgage loan), surgical instrumentation purchases for $12.7 million, capital spend associated with the launch of SAP of $4.3 million and capitalization of certain patent costs.

Net cash used in investing activities for 2021 was $35.5 million, consisting primarily of our purchase of the assets of Additive Orthopedics for $15.0 million and purchases of property and equipment of $18.3 million, primarily consisting of purchases of surgical instrumentation.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2022 was $39.5 million, consisting of $36.0 million proceeds from long-term debt, including a $20.0 million draw on the Company's Midcap Term Loan to finance the Disior acquisition and a $16.0 million loan to finance the purchase of the Company's Denver headquarters and $5.3 million in proceeds from the exercise of stock options partially offset by a $1.0 million payout on earnout liabilities.

Net cash provided by financing activities in 2021 was $131.1 million, consisting primarily of $129.4 million of net proceeds from our IPO and $10.0 million of proceeds from the Midcap Term Loan, which was partially offset by other long-term debt repayments of $6.0 million and the payment of $3.1 million in debt issuance costs.

Critical Accounting Policies

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

Due to the nature of our products, returns are minimal and an estimate for returns is not material. The timing of revenue recognition may differ from the timing of invoicing to our customers. We have recorded unbilled accounts receivable involving management judgement related to this timing difference of $4.5 million and $3.6 million as of December 31, 2022 and December 31, 2021, respectively.

Inventories, Net

Inventories are considered finished goods and are purchased from third party contract manufacturers. These inventories consist of implants, hardware, and consumables and are held in our warehouse, with third-party independent sales representatives or distributors, or consigned directly with hospitals.

Inventories are stated at the lower of cost (weighted average cost basis) or net realizable value. When sold, inventory is relieved at weighted average cost. We evaluate the carrying value of our inventories in relation to the estimated forecast of product demand, which takes into consideration the life cycle of the product. A significant decrease in demand or development of products could result in an increase in the amount of excess inventory on hand, which could lead to additional charges for excess and obsolete inventory. The Company estimates a reserve for obsolete and slow-moving inventory based on current inventory levels, historical sales and future projected demand. Charges for excess and obsolete inventory are included in Cost of goods sold and were $0.5 million, $2.9 million and $7.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. The inventory reserve was $16.8 million and $19.4 million as of December 31, 2022 and 2021, respectively.

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

The Company estimates the fair value of each stock-based award containing service and/or performance conditions on the grant date using the Black-Scholes option valuation model which incorporates assumptions as to stock price volatility, the expected life of the options, risk-free interest rate and dividend yield. The Company relies on its historical volatility as an input to the option pricing model as management believes that this rate will be representative of future volatility over the expected term of the options. The expected term until exercise represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has not paid any dividends since its inception and does not anticipate paying any dividends for the foreseeable future, so the dividend yield is assumed to be zero. Forfeitures are recorded as they occur, and when they occur compensation expense previously recognized is reversed in the period of the forfeiture. Option awards are generally granted with an exercise price equal to the fair value of the Company’s common stock at the date of grant.

Subsequent to the IPO, the fair value of the Company’s common stock underlying its equity awards is based on the quoted market price of the Company’s common stock on the grant date. Prior to the IPO, because there was no public market for the Company’s common stock, the fair value of the common stock underlying the stock awards has historically been determined at the time of grant of the stock option by considering a number of objective and subjective factors, including sales of shares of common stock, third-party valuations performed, important developments in the Company’s operations, actual operating results and financial performance, the conditions in the medical device industry and the economy in general, and the stock price performance, volatility of comparable public companies, and an assumption for a discount for lack of marketability, among other factors.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal and provide liquidity. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a hypothetical 10% change in interest rates would not have a significant impact on our financial statements included elsewhere in this annual report. We do not currently use or plan to use financial derivatives in our investment portfolio. We do not currently engage in hedging transactions to manage our exposure to interest rate risk, but we do not believe the changing interest rates on our variable interest rate facilities would have a significant impact on our results of operations.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Paragon 28, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive (loss) income, convertible preferred series equity and stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

March 2, 2023

We have served as the Company's auditor since 2020.

PARAGON 28, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of December 31,
	2022	2021
ASSETS
Current assets:
Cash	$38,468	$109,352
Trade receivables	37,687	25,939
Inventories, net	60,948	40,241
Income taxes receivable	615	920
Other current assets	4,658	3,078
Total current assets	142,376	179,530

Property and equipment, net	61,938	32,181

Intangible assets, net	22,387	16,505
Goodwill	25,465	6,329

Deferred income taxes	148	—

Other assets	1,795	—

Total assets	$254,109	$234,545

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,939	$13,028
Accrued expenses	26,807	18,232
Accrued legal settlement	22,000	—
Other current liabilities	3,844	1,929
Current maturities of long-term debt	728	153
Income taxes payable	184	615
Total current liabilities	68,502	33,957

Long-term liabilities:
Long-term debt net, less current maturities	42,182	7,476
Other long-term liabilities	1,628	840
Deferred income taxes	342	78
Income taxes payable	527	—
Total liabilities	113,181	42,351

Commitments and contingencies (Note 14)

Stockholders' equity:
Common stock, $0.01 par value, 300,000,000 shares authorized; 78,684,107 and 77,360,806 shares issued, and 77,770,588 and 76,447,287 shares outstanding as of December 31, 2022 and December 31, 2021, respectively	776	763
Additional paid in capital	213,956	197,868
Accumulated deficit	(67,789)	(463)
Accumulated other comprehensive (loss) income	(33)	8
Treasury stock, at cost; 913,519 shares as of December 31, 2022 and December 31, 2021	(5,982)	(5,982)
Total stockholders' equity	140,928	192,194
Total liabilities & stockholders' equity	$254,109	$234,545

The accompanying notes are an integral part of these consolidated financial statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Net revenue	$181,383	$147,464	$110,981
Cost of goods sold	32,457	28,024	25,099
Gross profit	148,926	119,440	85,882

Operating expenses
Research and development costs	24,650	16,128	11,171
Selling, general, and administrative	159,323	114,087	72,641
Legal settlement	27,000	—	—
Total operating expenses	210,973	130,215	83,812

Operating (loss) income	(62,047)	(10,775)	2,070

Other (expense) income
Other (expense) income	(1,214)	(486)	3,557
Interest expense, net	(4,129)	(1,719)	(602)
Total other (expense) income	(5,343)	(2,205)	2,955

(Loss) income before income taxes	(67,390)	(12,980)	5,025
Income tax (benefit) expense	(64)	713	1,527

Net (loss) income	$(67,326)	$(13,693)	$3,498
Less: cumulative dividends on Series B convertible preferred stock	—	—	(812)
Net (loss) income attributable to common stockholders	$(67,326)	$(13,693)	$2,686
Foreign currency translation adjustment	(41)	(815)	817
Comprehensive (loss) income	$(67,367)	$(14,508)	$3,503
Weighted average number of shares of common stock outstanding:
Basic	76,766,100	52,916,711	43,510,185
Diluted	76,766,100	52,916,711	60,406,180
Net (loss) income per share attributable to common stockholders:
Basic	$(0.88)	$(0.26)	$0.06
Diluted	$(0.88)	$(0.26)	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED SERIES EQUITY & STOCKHOLDERS’ EQUITY

(in thousands, except for number of shares)

								Retained	Accumulated
	Series A Convertible		Series B Convertible				Additional	Earnings	Other		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in-	(Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Loss	Stock	Equity
Balance, January 1, 2020	13,812,500	$4,250	—	$—	42,066,700	$421	$16,723	$9,732	$6	$(3,884)	$22,998
Net income	—	—	—	—	—	—	—	3,498	—	—	3,498
Issuance of common stock	—	—	—	—	319,015	3	1,839	—	—	—	1,842
Common stock repurchase	—	—	—	—	(239,760)	(2)	2	—	—	(1,538)	(1,538)
Issuance of Series B convertible preferred stock, net of issuance costs of $1,970			6,608,700	36,030		—	—	—	—	—	—
Series B Convertible preferred stock dividend				812	—	—	—	(812)	—	—	(812)
Options exercised	—	—	—	—	4,592,585	45	1,735	—	—	—	1,780
Foreign currency translation	—	—	—	—	—	—	—	—	817	—	817
Stock-based compensation	—	—	—	—	—	—	1,808	—	—	—	1,808
Balance, December 31, 2020	13,812,500	$4,250	6,608,700	$36,842	46,738,540	$467	$22,107	$12,418	$823	$(5,422)	$30,393
Net loss	—	—	—	—	—	—	—	(13,693)	—	—	(13,693)
Issuance of common stock	—	—	—	—	151,515	1	1,000	—	—	—	1,001
Issuance of common stock related to IPO, net of issuance costs of $4,304					8,984,375	90	129,294	—	—	—	129,384
Common stock repurchase	—	—	—	—	(85,049)	(1)	—	—	—	(560)	(561)
Conversion of Series A and Series B preferred stock to common stock	(13,812,500)	(4,250)	(6,608,700)	(36,842)	20,421,200	204	40,076	812	—	—	41,092
Options exercised	—	—	—	—	236,706	2	443	—	—	—	445
Foreign currency translation	—	—	—	—	—	—	—	—	(815)	—	(815)
Stock-based compensation	—	—	—	—	—	—	4,948	—	—	—	4,948
Balance December 31, 2021	—	$—	—	$—	76,447,287	$763	$197,868	$(463)	$8	$(5,982)	$192,194
Net loss	—	—	—	—	—	—	—	(67,326)	—	—	(67,326)
Offering costs associated with initial public offering	—	—	—	—			(266)				(266)
Options exercised	—	—	—	—	1,284,333	13	5,258	—	—	—	5,271
Foreign currency translation	—	—	—	—	—	—	—	—	(41)	—	(41)
Employee stock purchase plan	—	—	—		38,968	—	731	—	—	—	731
Stock-based compensation	—	—	—	—	—	—	10,365	—	—	—	10,365
Balance, December 31, 2022	—	$—	—	$—	77,770,588	$776	$213,956	$(67,789)	$(33)	$(5,982)	$140,928

The accompanying notes are an integral part of these consolidated financial statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net (loss) income	$(67,326)	$(13,693)	$3,498
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	13,728	8,961	6,384
Allowance for doubtful accounts	155	1,022	636
Provision for excess and obsolete inventories	485	2,821	7,467
Stock-based compensation	10,365	4,948	1,808
Employee stock purchase program	213	—	—
Amortization of debt issuance costs	599	576	134
Change in fair value of earnout liabilities	1,280	440	—
Deferred income taxes	(514)	170	1,307
(Gain) loss on disposal of property and equipment	(71)	237	554
Other	477	31	113
Changes in other assets and liabilities, net of acquisitions:
Accounts receivable	(12,013)	(6,461)	386
Inventories	(21,512)	(11,098)	(14,831)
Other assets	(3,012)	(2,468)	944
Accounts payable	1,895	3,431	(6,238)
Accrued expenses	2,317	7,095	(815)
Accrued legal settlement	22,000	—	—
Income tax receivable/payable	391	671	(236)
Other liabilities	1,362	—	—
Net cash (used in) provided by operating activities	(49,181)	(3,317)	1,111

Cash flows from investing activities
Purchase of office building	(18,300)	—	—
Purchases of property and equipment	(22,813)	(18,296)	(9,653)
Proceeds from sale of property and equipment	897	799	522
Purchases of intangible assets	(1,973)	(2,993)	(1,187)
Acquisition, net of cash received	(18,504)	(15,000)	—
Net cash used in investing activities	(60,693)	(35,490)	(10,318)

Cash flows from financing activities
Payments on note payable - related party	—	—	(3,000)
Payments on revolving credit facility	—	—	(9,821)
Proceeds from draw on term loan	20,000	—	—
Proceeds from issuance of long-term debt	16,000	10,000	458
Payments on long-term debt	(570)	(6,034)	(1,686)
Payments of debt issuance costs	(732)	(3,139)	(53)
Proceeds from issuance of common stock	—	1,001	1,842
Proceeds from IPO, net of issuance costs	—	129,384	—
Proceeds from issuance of Series B capital stock, net of issuance costs	—	—	36,030
Payments on treasury stock repurchased	—	(561)	(1,538)
Proceeds from exercise of stock options	5,271	445	1,780
Proceeds from employee stock purchase plan	518	—	—
Payments on earnout liability	(1,000)	—	—
Net cash provided by financing activities	39,487	131,096	24,012

Effect of exchange rate changes on cash	(497)	(438)	86
Net (decrease) increase in cash	(70,884)	91,851	14,891
Cash at beginning of period	109,352	17,501	2,610
Cash at end of period	$38,468	$109,352	$17,501

Supplemental disclosures of cash flow information:
Cash paid for taxes	$1,103	$678	$453
Cash paid for interest	3,073	1,086	$395
Purchase of property and equipment included in accounts payable	3,402	881	$120
Series B convertible preferred stock dividend	—	—	$812

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

NOTE 1. BUSINESS AND BASIS OF PRESENTATION

Business

Paragon 28, Inc. (collectively with its subsidiaries, “we”, “us”, “our”, “P28” or the “Company”) develops, distributes, and sells medical devices in the foot and ankle segment of the orthopedic implant marketplace. Our approach to product development is procedurally focused, resulting in a full range of procedure-specific foot and ankle products designed specifically for foot and ankle anatomy. Our products and product families include plates and plating systems, screws, staples, and nails aimed to address all major foot and ankle procedures including fracture fixation, forefoot or hallux valgus - which includes bunion and hammertoe, ankle, flatfoot or progressive collapsing foot deformity (PCDF), charcot foot and orthobiologics. P28 is a United States (“U.S.”) based company incorporated in the State of Colorado, with headquarters in Englewood, Colorado. Our sales representatives and distributors are located globally with the majority concentrated in the U.S., Australia, South Africa, and the United Kingdom.

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

COVID-19 Pandemic

During the first quarter ended March 31, 2020, concerns related to the spread of coronavirus (“COVID-19”) began to create global business disruptions as well as disruptions in our operations. COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020. Governments at the national, state and local level in the U.S., and globally, implemented aggressive actions to reduce the spread of the virus, with such actions including lockdown and shelter in place orders, limitations on non-essential gatherings of people, suspension of all non-essential travel, and ordering certain businesses and governmental agencies to cease non-essential operations at physical locations. The spread of COVID-19 caused significant volatility in the U.S. and international markets in 2020 and 2021.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Activity in the allowance for doubtful accounts consisted of the following:

	December 31,
	2022	2021
Allowance for doubtful accounts, beginning of year	$1,032	$1,296
Additions charged against revenue or to expense	1,853	1,027
Deductions	(1,197)	(1,291)
Allowance for doubtful accounts, end of year	$1,688	$1,032

Inventories, Net

Inventories are considered finished goods and are purchased from third party contract manufacturers. These inventories consist of implants, hardware, and consumables and are held in our warehouse, with third-party independent sales representatives or distributors, or consigned directly with hospitals.

Inventories are stated at the lower of cost (weighted average cost basis) or net realizable value. When sold, inventory is relieved at weighted average cost. We evaluate the carrying value of our inventories in relation to the estimated forecast of product demand, which takes into consideration the life cycle of the product. A significant decrease in demand or development of products could result in an increase in the amount of excess inventory on hand, which could lead to additional charges for excess and obsolete inventory. The Company estimates a reserve for obsolete and slow-moving inventory based on current inventory levels, historical sales and future projected demand. Charges for excess and obsolete inventory are included in Cost of goods sold and were $485, $2,850 and $7,467 for the years ended December 31, 2022, 2021 and 2020, respectively. The inventory reserve was $16,804 and $19,374 as of December 31, 2022 and 2021, respectively.

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

Depreciation is provided using the straight-line method based on useful lives of the assets which range from three to twenty-five years, which best reflects the pattern of use. The Company depreciates surgical instrumentation, once available for use, over a five-year period and cases, once available for use, over a three-year period. Depreciation for surgical instrumentation used in surgery is included in Selling, general, and administrative expense in the Consolidated Statements of Operations and Comprehensive (Loss) Income. Leasehold improvements are amortized using the straight-line method over the shorter of the asset’s useful life or the lease term.

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

Amortizable intangible assets are assessed for impairment upon triggering events that indicate that the carrying value of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount to future net undiscounted cash flows expected to be generated by the associated asset. If the asset’s carrying value is determined to not be recoverable, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair market value of the intangible assets. No impairment charges related to amortizable assets were recorded for the years ended December 31, 2022, 2021 and 2020.

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

The Company elected to perform a qualitative analysis for its indefinite-lived intangible assets as of October 1, 2022, the annual test date. The Company determined, after performing the qualitative analysis that there was no evidence that it is more likely than not that the fair value of its intangible assets was less than the carrying amount. Therefore, it was not necessary to perform a quantitative impairment test.

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

Due to the nature of our products, returns are minimal and an estimate for returns is not material. The timing of revenue recognition may differ from the timing of invoicing to our customers. We have recorded unbilled accounts receivable involving management judgement related to this timing difference of $4,511 and $3,637 as of December 31, 2022 and December 31, 2021, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The Company estimates the fair value of each stock-based award containing service and/or performance conditions on the grant date using the Black-Scholes option valuation model which incorporates assumptions as to stock price volatility, the expected life of the options, risk-free interest rate and dividend yield. The Company relies on its historical volatility as an input to the option pricing model as management believes that this rate will be representative of future volatility over the expected term of the options. The expected term until exercise represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has not paid any dividends since its inception and does not anticipate paying any dividends for the foreseeable future, so the dividend yield is assumed to be zero. Forfeitures are recorded as they occur, and when they occur compensation expense previously recognized is reversed in the period of the forfeiture. Option awards are generally granted with an exercise price equal to the fair value of the Company’s common stock at the date of grant.

Subsequent to the IPO, the fair value of the Company’s common stock underlying its equity awards is based on the quoted market price of the Company’s common stock on the grant date. Prior to the IPO, because there was no public market for the Company’s common stock, the fair value of the common stock underlying the stock awards has historically been determined at the time of grant of the stock option by considering a number of objective and subjective factors, including sales of shares of common stock, third-party valuations performed, important developments in the Company’s operations, actual operating results and financial performance, the conditions in the medical device industry and the economy in general, and the stock price performance, volatility of comparable public companies, and an assumption for a discount for lack of marketability, among other factors.

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

Leases

At the inception of a contractual arrangement, the Company determines whether the contract contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. If both criteria are met, the Company calculates the associated lease liability and corresponding right-of-use asset upon lease commencement using a discount rate based on a borrowing rate commensurate with the term of the lease. The Company records lease liabilities within current liabilities or long-term liabilities based upon the length of time associated with the lease payments. The Company records its operating lease right-of-use assets within other assets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Financial instruments (principally cash, trade receivables, accounts payable and accrued expenses) are carried at cost, which approximates fair value due to the short-term maturity of these instruments. Our debt is carried at cost, which approximates fair value due to the variable interest rate associated with our debt. The Company does not have any assets or liabilities presented in the Level 1 or Level 2 categories as of December 31, 2022 and 2021, and there were no changes in level hierarchies during the years ended December 31, 2022, 2021 and 2020.

Accounting Pronouncements Issued

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASC 842”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASU 2016-02 supersedes the previous leases standard, ASC 840, Leases. ASU 2016-02, as subsequently amended for various technical issues, is effective for emerging growth companies following private company adoption dates in fiscal years beginning after December 15, 2021, and interim periods with fiscal years beginning after December 15, 2022 and allows entities to elect an optional transition method where entities may continue to apply the existing lease guidance during the comparative periods and apply the new lease requirements through a cumulative effect adjustment in the period of adoption rather than in the earliest period presented. The Company adopted the standard on January 1, 2022. As part of the adoption:

•
We adopted the option to apply the transition requirements in ASC 842 at the effective date of January 1, 2022 with the effects of initially applying ASC 842 recognized as a cumulative-effect adjustment to retained earnings in the period of adoption.
•
We elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company to carry forward its ASC 840 assessment around definition of a lease, lease classification, and initial direct costs.
•
We have not elected the hindsight practical expedient to determine the lease term and right-of-use asset impairment.
•
We elected the short-term lease exception which allows us to account for leases with a term of 12 months or less to be accounted for similar to existing operating leases. The cost of these leases are not recognized in the right-of-use asset and lease liability balances. Consistent with ASC 842 requirements, leases that are 12 month or less are not included in the disclosures.
•
We elected to not separate non-lease components. This expedient allows us to not separate lease and non-lease components and to account for both components as a single lease component, recognized on the balance sheet. This resulted in increases of lease liabilities and leased assets. This election has been applied to all classes of underlying assets.

The adoption of this standard did not have a material impact on our financial position and results of operations. See Note 14 - Commitments and Contingencies for more detail regarding our disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires entities to estimate all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The updated guidance also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. ASU 2016-13, as subsequently amended for various technical issues, is effective for emerging growth companies following private company adoption dates for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The Company will adopt ASU 2016-13 effective January 1, 2023. The adoption of this guidance will not have a significant impact on the Company's Consolidated Financial Statements and related disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) (“ASU 2019-12”), which is part of the FASB’s overall simplification initiative to reduce the costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. ASU 2019-12 simplifies accounting guidance for intra-period allocations, deferred tax liabilities, year-to-date losses in interim periods, franchise taxes, step-up in tax basis of goodwill, separate entity financial statements, and interim recognition of tax laws or rate changes. ASU 2019-12 is effective for emerging growth companies following private company adoption dates in fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company will adopt ASU 2019-12 effective January 1, 2023. The adoption of this guidance will not have a significant impact on the Company's Consolidated Financial Statements and related disclosures.

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

The Company has accounted for the acquisition of Disior under ASC Topic 805, Business Combinations (“ASC 805”). Disior’s results of operations are included in the Consolidated Financial Statements beginning after January 10, 2022, the Disior Acquisition Date.

The following table summarizes the purchase price:

Consideration Paid
Cash consideration	$19,696
Contingent consideration	6,550
Total consideration	$26,246

Acquisition-related costs, which consisted of fees incurred for advisory, legal, and accounting services, were $761 during the year ended December 31, 2022, and were included in Selling, general and administrative expenses in the Company’s Consolidated Statements of Comprehensive Loss. No acquisition related costs were incurred in the years ended December 31, 2021 and 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the Disior Acquisition Date:

		Measurement
	Preliminary allocation	period adjustments	Adjusted allocation
Assets acquired:
Cash and cash equivalents	$1,192	$—	$1,192
Other current assets	410	—	410
Intangible assets	4,900	1,900	6,800
Goodwill	20,343	(1,207)	19,136
Total assets acquired	$26,845	$693	$27,538

Liabilities assumed:
Accruals and other current liabilities	$615	$—	$615
Deferred tax liabilities, net	287	390	677
Total liabilities assumed	$902	390	$1,292
Net assets acquired	$25,943	$303	$26,246

As of December 31, 2022 we made two measurement period adjustments. The first was an adjustment of $303 based on an adjustment to working capital as defined by the purchase agreement and included as part of the purchase price in the final settlement statement. The second was based on the Company's review of the final fair value report in which the valuation associated with intangible assets was increased $1,900 and as a result the deferred tax liability was increased $390.

Identified intangible assets consist of tradenames and developed technology. The fair value of each were determined with the assistance of an external valuation specialist using a combination of the income, market, cost approach, and relief from royalty rate method, in accordance with ASC 805. The purchase consideration was allocated to the identifiable net assets acquired based on estimated fair values at the date of the acquisition. As of December 31, 2022, the purchase consideration and its allocation are final. The excess of the fair value of the purchase consideration over the fair value of the identifiable assets and liabilities, if any, was recorded as goodwill. The goodwill is attributable to the expected synergies with the Company’s existing operations. The useful life on intangible assets was determined by management to be in line with the Company’s policy on intangible assets. Both determinations are outlined in the table below:

	Fair Value	Estimated Useful Life (in years)
Developed Technology	$6,400	12
Tradenames	400	Indefinite
	$6,800

The entire amount of the purchase price allocated to goodwill will not be deductible for income tax purposes under the Finnish Income Tax Act.

There is no supplemental proforma presentation of operating results of the acquisition of Disior due to the immaterial impact on the Company’s Consolidated operations for the years ended December 31, 2022 and 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Additive Orthopaedics

On May 28, 2021 (“Closing Date”), the Company entered into an Asset Purchase Agreement (“APA”) with Additive Orthopaedics, LLC (“Additive” or “Seller”) and completed an acquisition of substantially all of the operating and intangible assets of Additive, for total cash consideration of $15,000 at closing. The APA also provided for potential earn-out consideration to the Seller in connection with the achievement of certain milestones, including both project-based and revenue-based milestones, with various expiration dates through the fourth anniversary of the Closing Date. The earn-out has a maximum payment not to exceed $9,500, in the aggregate. If an individual milestone is not met by the specified milestone expiration date, no earn-out related to that specific milestone is due. The contingent earn-out consideration had an estimated fair value of $2,870 as of the Closing Date. Acquisition related costs were approximately $822 during the year ended December 31, 2021 and are included in Selling, general, and administrative expenses in the Consolidated Statements of Operations and Comprehensive (Loss) Income. No acquisition related costs were incurred in the year ended December 31, 2022.

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
	$11,560

There is no supplemental proforma presentation of operating results of the acquisition of Additive due to the immaterial impact on the Company’s Consolidated operations for the years ended December 31, 2022 and 2021.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2022 and 2021 consist of the following:

		December 31,
	Estimated Life (in years)	2022	2021
Surgical instrumentation	3 - 5	$44,625	$38,820
Land	Indefinite	3,625	—
Buildings	25	14,178	—
Leasehold improvements	Various	7,961	7,850
Computer and software	5	11,562	4,791
Machinery and equipment	5	2,815	2,396
Office equipment and furniture	5 - 7	2,049	2,040
Construction in progress	Various	5,817	3,551
Other	Various	1,046	—
		93,678	59,448
Less: accumulated depreciation		(31,740)	(27,267)
Property and equipment, net		$61,938	$32,181

Depreciation expense is included in Selling, general, and administrative expenses in the Consolidated Statements of Operations and Comprehensive (Loss) Income and was $10,824, $7,615 and $6,232 for the years ended December 31, 2022, 2021 and 2020 respectively.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Our annual impairment testing date is October 1. The Company determined, after performing the qualitative analysis that there was no evidence that it is more likely than not that the fair value of Goodwill was less than the carrying amount. Therefore, it was not necessary to perform a quantitative impairment test. As of December 31, 2022 and 2021, goodwill was $25,465 and $6,329, respectively. The activity for 2022 is as follows:

Balance, December 31, 2021	$6,329
Acquisitions	19,136
Balance, December 31, 2022	$25,465

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Intangibles

Intangible assets as of December 31, 2022 are as follows:

	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and tradenames, indefinite-lived	Indefinite	$901	$—	$901
Patents, definite-lived	16.5	6,671	2,370	4,301
Customer relationships	3-7	1,733	279	1,454
Developed technology	12	17,690	1,973	15,717
Other intangibles	3	30	16	14
Total intangible assets, net		$27,025	$4,638	$22,387

Intangible assets, excluding the Disior intangible assets, increased $1,973 during the year ended December 31, 2022 due to the purchase of new patents, customer relationships and additional legal fees associated with our patents and trademarks.

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

Amortization expense is included in Selling, general, and administrative expenses and was $2,904, $1,372 and $152 for the years ended December 31, 2022, 2021 and 2020, respectively.

Expected future amortization expense is as follows:

2023	$2,045
2024	1,993
2025	1,954
2026	1,954
2027	1,953

No impairment charges related to intangible assets and goodwill were recorded for the years ended December 31, 2022, 2021 and 2020.

NOTE 6. ACCRUED EXPENSES

Accrued expenses consist of the following as of December 31, 2022 and 2021, respectively:

	December 31,
	2022	2021
Accrued commissions	$6,026	$5,077
Accrued compensation	8,569	4,512
Accrued legal fees	462	464
Accrued purchases	204	3,036
Accrued earnout payment	6,500	1,000
Other accrued expenses	5,046	4,143
Total accrued expenses	$26,807	$18,232

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

NOTE 7. CONTINGENT EARN-OUT CONSIDERATION

The following table provides a reconciliation of our Level 3 earn-out liabilities for the year ended December 31, 2022:

Balance, December 31, 2021	$2,310
Acquisition date fair value of earn-out liabilities	6,550
Achieved milestones paid	(1,000)
Achieved milestones reclassified to accrued expenses	(5,500)
Change in fair value of earn-out liabilities	1,280
Balance, December 31, 2022	$3,640

The current portion of contingent earn-out liability is included in Other-current liabilities and the non-current portion is included in Other long-term liabilities on the Consolidated Balance Sheet. As of December 31, 2022, the current portion was $3,386 and the non-current portion was $254. During the year ended December 31, 2022, we reassessed the estimate of the earn-out liabilities which resulted in a net decrease of $1,280 recorded in Other (expense) income within the Consolidated Statement of Operations and Comprehensive (Loss) Income for the year ended December 31, 2022. In addition we completed three project milestones associated with the Disior acquisition and three project milestones associated with the Additive acquisition as of December 31, 2022. Two of the Additive milestones were paid in cash during the year ended December 31, 2022 and the remaining four totaling $5,500 are included in Accrued expenses on the Consolidated Balance Sheet as of December 31, 2022.

NOTE 8. DEBT

Long-term debt as of December 31, 2022 and December 31, 2021 consists of the following:

	2022	2021
MidCap Term Loan	$30,000	$10,000
Bank of Ireland Note Payable	86	245
Vectra Term Loan Facility	15,573	—
	$45,659	$10,245
Less: deferred issuance costs	(2,749)	(2,616)
Total debt, net of issuance costs	42,910	7,629
Less: current portion	(728)	(153)
Long-term debt, net, less current maturities	$42,182	$7,476

MidCap Credit Agreements

On May 6, 2021, the Company entered into a new credit agreement with MidCap Financial Trust to provide a total of $70,000 including up to a $30,000 revolving loan (“MidCap Revolving Loan”) and up to a $40,000 term loan (“MidCap Term Loan”), secured by substantially all the Company’s assets (“MidCap Credit Agreements”). The MidCap Term Loan was comprised of two tranches, the first of which provided a commitment amount of $10,000, and the second a commitment of $30,000. The MidCap Term Loan and Midcap Revolving Loan bore a variable interest rate of LIBOR plus 6% and LIBOR plus 3%, respectively, and mature on the earlier of May 1, 2026 or a change in control event (the "Termination Date"). The entire principal balances of the MidCap Revolving Loan and MidCap Term Loan are due on the Termination Date. Interest payments are payable monthly, with optional principal prepayments allowed under the MidCap Credit Agreements. The Midcap Credit Agreements required us to maintain minimum net product sales and minimum consolidated EBITDA, (each term as defined in the Midcap Credit Agreements), for the preceding twelve month period.

On November 9, 2022, the Company entered into an amendment to the “MidCap Credit Agreements”. The amendment to the Midcap Revolving Loan provides up to $50,000 in total borrowing capacity. The MidCap amendments modified the MidCap Credit Agreements to include provisions related to the transition from the LIBOR Interest Rate plus Applicable Margin to the SOFR Interest Rate plus Applicable Margin, maintaining the Applicable Margin of 6% under the MidCap Term Loan and increasing the Applicable Margin from 3% to 3.75% under the Midcap Revolving Loan. In addition, the MidCap amendments amended certain covenants, terms and provisions in the Midcap Credit Agreements to, among other things, modify the covenant levels for the Minimum Net Product Sales financial covenant and to remove the Minimum Consolidated EBITDA financial covenant. As of December 31, 2022, we were in compliance with all financial covenants under the amended Midcap Credit Agreements. Total debt issuance costs associated with the MidCap Credit Agreements was $2,558. Amortization expense associated with such debt issuance costs totaled $586, $576 and $0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

for the years ended December 31, 2022, 2021 and 2020, respectively, and is included in Interest expense on the Consolidated Statements of Operations and Comprehensive (Loss) Income.

Vectra Bank Colorado Loan Agreements

On March 27, 2020, the Company entered into an Amended and Restated Loan Agreement (the “Vectra Loan Agreement”) with Vectra Bank Colorado. The Vectra Loan Agreement refinanced the Company's existing Term Loan and existing Buyout Loan into a single term loan in the aggregate principal amount of $6,802 (the “2020 Term Loan”) and increased the maximum principal amount of the existing Revolving Loan to $15,000 (the “2020 Revolving Loan” and together with the 2020 Term Loan, "2020 Loans). The maturity date for both loans was September 30, 2020 and was subsequently extended to October 5, 2023. The Vectra Loan Agreement was secured by substantially all the Company’s assets. The Vectra Loan Agreement contained financial and other customary covenants and bore an interest rate of 3%. The Company repaid the 2020 Loans in 2021 in connection with entering into the Midcap Credit Agreements.

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

Effective as of November 10, 2022, the Company entered into the First Amendment to the Zions Facility. The amendment to the Zions Facility amends the financial covenants to require the Company to maintain (i) the Liquidity Ratio, if the Cash Flow as of the last day of any quarter measured on a trailing three month basis is less than or equal to $0, and (ii) the Fixed Charge Coverage Ratio which will be calculated as of the last day of each quarter on a trailing four quarter basis, as well as a certain level of Liquidity, if the Cash Flow is greater than $0. In addition, a Net Revenue Growth covenant was added which will be calculated as of the last day of each quarter on a year-over-year basis. As of December 31, 2022, we were in compliance with all financial covenants under the amended Zions Facility. Total debt issuance costs associated with the Zions Facility was $236. Amortization expense associated with such debt issuance costs totaled $13, $0 and $0 for the years ended December 31, 2022, 2021 and 2020, respectively, and is included in Interest expense on the Consolidated Statements of Operations and Comprehensive (Loss) Income.

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

Debt Maturities Schedule

The required principal payments for the Bank of Ireland Note Payable, the Midcap Term Loan and the Zions Facility following the Consolidated Balance Sheet dates are as follows:

2023	$728
2024	640
2025	640
2026	30,640
2027	640
Thereafter	12,371
Total	$45,659

NOTE 9. CONVERTIBLE PREFERRED SERIES EQUITY AND STOCKHOLDERS’ EQUITY

On October 8, 2021, the Company filed a certificate of amendment with the Secretary of State of the State of Delaware, pursuant to which, the Company effected a 5-for-1 forward stock split of the Company’s authorized, issued and outstanding common stock, the Company’s authorized, issued and outstanding Series A convertible preferred stock, and the Company’s authorized, issued and outstanding Series B convertible preferred stock (the “Stock Split”). All share amounts and per share data presented in the accompanying Consolidated Financial Statements have been retrospectively adjusted to reflect the forward stock split for all periods

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

presented. Under its Amended and Restated Certificate of Incorporation, the Company has a total of 310,000,000 shares of capital stock authorized for issuance, consisting of 300,000,000 shares of common stock, par value of $0.01 per share, and 10,000,000 new shares of convertible preferred stock, par value of $0.01 per share.

Common Stock

The Company did not issue any common stock during the year ended December 31, 2022.

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

In October 2021, in connection with the IPO, all of the shares of the Company’s outstanding Series A convertible preferred stock automatically converted into an aggregate of 13,812,500 shares of the common stock. As of December 31, 2020, the Company’s Series A convertible preferred stock were classified as temporary equity in the accompanying Consolidated Balance Sheets given that a majority of the Company’s board of directors seats were held by convertible preferred stockholders and they could cause certain events to occur that are outside of the Company’s control whereby the Company could be obligated to redeem the convertible preferred stock.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Treasury Stock

The Company did not purchase any shares of its common stock during the year ended December 31, 2022. The Company purchased a total of 85,049 and 239,760 shares of its common stock during the years ended December 31, 2021 and 2020 for $561 and $1,538, respectively. Share purchased during the years ended December 31, 2021 and 2020 were made at an average of $6.60 and $6.54 per share, respectively. All repurchased shares were recorded in Treasury stock at cost.

NOTE 10. (LOSS) EARNINGS PER SHARE

Basic net (loss) income per share is computed by dividing net (loss) income attributable to common stockholders (the numerator) by the weighted average number of common stock outstanding for the period (the denominator). Diluted net (loss) income per common stock attributable to common stockholders is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period adjusted for the dilutive effects of common stock equivalents using the treasury stock method or the if-converted method based on the nature of such securities. In periods when losses from continuing operations are reported, the weighted-average number of common stock outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. The computation of net (loss) income per share for the years ended December 31, 2022, 2021 and 2020, respectively was as follows:

	December 31,
	2022	2021	2020
Net (loss) income attributable to common stockholders
Net (loss) income attributable to Paragon 28, Inc.	$(67,326)	$(13,693)	$3,498
Less: Dividends on Series B convertible preferred stock	—	—	(812)
Net (loss) income attributable to common stockholders	$(67,326)	$(13,693)	$2,686

Weighted-average common stock outstanding:
Basic	76,766,100	52,916,711	43,510,185
Dilutive impact of Series A convertible preferred stock	—	—	13,812,500
Dilutive impact of stock awards outstanding	—	—	3,083,495
Diluted	76,766,100	52,916,711	60,406,180

(Loss) income per share:
Basic	$(0.88)	$(0.26)	$0.06
Diluted	$(0.88)	$(0.26)	$0.04

The following outstanding potentially dilutive securities were excluded from the calculation of diluted net (loss) earnings per share attributable to common stockholders because their impact would have been antidilutive for the period presented:

	December 31,
	2022	2021	2020
Stock options	6,538,536	7,953,018	—
Restricted stock units	964,054	79,886	—
Series A convertible preferred stock	—	—	—
Series B convertible preferred stock	—	—	6,608,700

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

NOTE 11. STOCK-BASED COMPENSATION

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”) was adopted by the Company’s Board of Directors on October 8, 2021. The 2021 Plan was adopted by the Company’s stockholders on October 19, 2021 and became effective on the date prior to the first date of the effectiveness of the registration statement on Form S-1 filed by the Company. The ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 1,329,040 shares of the Company’s common stock at 85% of the market price at the lesser of the date the purchase right is granted or exercisable. The Company currently holds offerings consisting of six month periods commencing on January 1 and July 1 of each calendar year, with a single purchase date at the end of the purchase period on June 30 and December 31 of each calendar year. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2022 and ending on January 1, 2031, by the lesser of 1% of all classes of the Company’s common stock outstanding on the immediately preceding December 31, or such smaller number of shares as determined by the Company’s Board or the committee. As of December 31, 2022, 38,968 shares have been issued under the ESPP and as such, 2,054,545 shares remained available for issuance.

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

During the year ended December 31, 2022, the Company issued 38,968 shares upon exercise of purchase rights. The Company recognizes compensation expense on a straight-line basis over the service period. During the year ended December 31, 2022, the Company recognized $213 of compensation expense related to the ESPP. There were no shares issued and no compensation expense was recognized related to the ESPP during 2021 and 2020.

Below are the assumptions used for the year ended December 31, 2022 in determining the fair value of shares under the ESPP. No shares were issued during the years ended December 31, 2021 and 2020.

Year Ended December 31,
2022
Expected volatility	70.27%
Expected dividends	—
Expected term (in years)	0.50
Discount rate	15.0%
Risk-free rate	2.79%

2021 Incentive Award Plan

The 2021 Incentive Award Plan (“2021 Plan”) was adopted by the Company’s Board of Directors on October 8, 2021. The 2021 Plan was adopted by the Company’s stockholders on October 19, 2021 and became effective on the date prior to the first date of the effectiveness of the registration statement on Form S-1 filed by the Company. The 2021 Plan authorizes the Company to issue an initial aggregate maximum number of shares of common stock equal to (i) 7,641,979 shares plus (ii) a number of shares that are available for issuance under the 2011 Plan plus (iii) any shares that are subject to 2011 Plan that become available for issuance (via expiration, forfeitures, etc.) plus (iv) an increase commencing on January 1, 2022 and continuing annually on the anniversary thereof through January 1, 2031, equal to the lesser of (a) 5% of the shares of all classes of the Company’s common stock outstanding on the last day of the immediately preceding calendar year or (b) such smaller number of shares as determined by the Company’s Board or the committee. As of December 31, 2022, the Company had reserved 10,049,847 shares of common stock for future grant.

Stock Options

There were 359,054, 3,467,069 and 1,723,750 options granted during the years ended December 31, 2022, 2021 and 2020.

The Company received cash in the amount of $5,271, $445 and $1,780 from the exercise of stock options for the years ended December 31, 2022, 2021 and 2020, respectively. The tax benefit from equity options exercised were $1,223, $93 and $409 for the years ended December 31, 2022, 2021 and 2020, respectively.

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

During 2022, the Company granted certain employees, officers and contractors of the Company an aggregate of 359,054 options at a weighted average strike price of $16.08. All options granted in 2022 were time-based options.

The following summarizes the Company’s stock option plan and the activity under the 2011 and 2021 Plans for the year ended December 31, 2022:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding, December 31, 2021	7,953,018	$9.02	8.16
Granted	359,054	16.08
Exercised or released	(1,250,476)	4.25
Forfeited or expired	(523,060)	12.89
Outstanding, December 31, 2022	6,538,536	$10.02	7.36
Exercisable, December 31, 2022	3,870,811	$7.18	6.46
Vested and expected to vest at December 31, 2022	6,538,536	$10.02	7.36

The aggregate intrinsic value of options outstanding at December 31, 2022 is $59,450. The aggregate intrinsic value of vested and exercisable options at December 31, 2022 is $46,196. The aggregate intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 is $18,764, $3,743 and $1,816, respectively. The weighted average fair value of options granted in 2022, 2021 and 2020 was $9.26, $7.57 and $3.24, respectively, on the dates of grant.

As of December 31, 2022, there was approximately $18,413 total unrecognized compensation cost related to non-vested stock option compensation arrangements, which is expected to be recognized over a weighted average period of 2.83 years.

Below are the assumptions used for the years ended December 31, 2022, 2021 and 2020 in determining the fair value of each option award:

	Year Ended December 31,
	2022	2021	2020
Expected volatility	55% - 70%	52% - 55%	51% - 56%
Expected dividends	—	—	—
Expected term (in years)	6.00	5.75 - 6.25	5.75 - 6.0
Risk-free rate	1.69% - 2.79%	0.47% - 1.20%	0.35% - 1.66%

Restricted Stock Units

RSUs granted under the 2021 Plan have a ten-year contractual term and typically vest over a three or four-year period, contingent upon continued service with the Company. During December 31, 2022 and 2021, the Company granted certain directors, officers and employees of the Company an aggregate of 929,090 and 79,886 RSUs, respectively. No RSUs were granted in 2020. All RSUs granted in 2022 and 2021 were time-based awards. RSU activity under the 2021 Plan is as follows for the year ended December 31, 2022:

	Restricted Stock Units	Weighted-Average Fair Value
Outstanding, December 31, 2021	79,886	$17.84
Granted	929,090	17.71
Vested	(36,004)	17.36
Forfeited or expired	(8,918)	16.82
Outstanding, December 31, 2022	964,054	$17.74
Vested and expected to vest at December 31, 2022	964,054	$17.74

There were no RSUs vested or forfeited during the years ended December 31, 2021 and 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The grant date fair value for RSU is the market price of the common stock on the date of grant. The grant date total fair value of RSUs vested during 2022 was $17.36. The fair value of RSUs vested during 2021 and 2020 was $0.

As of December 31, 2022, there was approximately $15,723 total unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted average period of 3.64 years.

Stock-Based Compensation Expense

Stock-based compensation expenses are recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive (Loss) Income. During the years ended December 31, 2022, 2021 and 2020, the Company recognized $8,500, $4,863, and $1,808 respectively, of compensation expense related to stock options. During the years ended December 31, 2022, 2021 and 2020, the Company recognized $1,865, $85 and $0, respectively, of compensation expense related to RSUs.

NOTE 12. EMPLOYEE BENEFIT PLAN

The Company sponsors a defined contribution plan for eligible employees who are 21 years of age with three months of service can voluntarily contribute up to 100% of their eligible compensation. The Company has elected a Safe Harbor plan in which the Company must contribute 3% of eligible compensation. In addition, the Company may make discretionary contributions which are determined and authorized by the Board of Directors each plan year. The Company made matching contributions to its employee benefit plan of $992, $633 and $500 for the years ended December 31, 2022, 2021 and 2020, respectively.

NOTE 13. INCOME TAXES

Total provision (benefit) expense for income taxes for the years ended December 31, 2022, 2021 and 2020:

	December 31,
	2022	2021	2020
(Loss) income before taxes
Domestic	$(65,749)	$(17,030)	$5,320
Foreign	(1,641)	4,050	(295)
Total (loss) income before taxes	(67,390)	(12,980)	5,025
Current tax expense (benefit):
Federal	—	(165)	(94)
State	96	(36)	205
Foreign	315	744	109
Total current tax expense (benefit)	411	543	220
Deferred tax expense (benefit):
Federal	(16,253)	(3,506)	(4,559)
State	(1,977)	(464)	(343)
Foreign	(909)	170	(91)
Change in valuation allowance	18,664	3,970	6,300
Total deferred tax (benefit) expense	(475)	170	1,307
Total tax expense (benefit):
Federal	(16,253)	(3,671)	(4,653)
State	(1,881)	(500)	(138)
Foreign	(594)	914	18
Change in valuation allowance	18,664	3,970	6,300
Total income tax (benefit) expense	$(64)	$713	$1,527

The Company accounts for income taxes under the asset and liability method, which required the recognition of deferred tax assets and liabilities for the expected future consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of differences between the financial statement and tax bases of the assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and applicable foreign jurisdictions and is no longer subject to U.S. federal or state tax examinations for the years prior to 2018. The 2018 year is open in a limited scope as a result of the 2019 NOL carryback.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes as of December 31, 2022 and 2021 were:

	December 31,
	2022	2021
Deferred tax assets:
Receivable allowances	$356	$213
Accrued expenses	5,351	339
S263A capitalizable costs	461	218
Inventory reserves	3,436	3,957
Research and development credits	3,615	3,249
Net operating losses	13,584	5,740
Transaction costs	—	—
Interest expense	1,218	387
Stock-based Compensation	3,324	2,208
Lease liability	384	—
R&D IRC 174(b) Capitalized Costs	3,433	—
Other	650	530
Total deferred tax assets	35,812	16,841
Valuation allowance	(28,933)	(10,270)
Net deferred tax assets	6,879	6,571
Deferred tax liabilities:
Property and Equipment	(5,391)	(5,975)
Section 481 adjustment	—	(178)
Patents and trademarks	(1,304)	(496)
Right of Use Asset	(378)	—
Total deferred tax liabilities	(7,073)	(6,649)
Total net deferred tax asset (liability)	$(194)	$(78)

A valuation allowance is established when it is “more likely than not” that all, or a portion, of net deferred tax assets will not be realized. As a result, the Company has concluded based on all available evidence and determined that valuation allowances of $28,933 and $10,270 should be provided for certain deferred tax assets at December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021 the Company had federal net operating loss carryforwards of $52,349 and $25,119 respectively which have an indefinite carryforward period and $52,552 of combined state net operating loss carryforwards in various states that will begin to expire in 2034. Additionally, the company has foreign net operating loss carryforwards of $6,788 that will begin to expire in 2033.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2022	2021
Gross unrecognized tax benefits - beginning of period	$1,337	$627
Increases related to current year tax positions	92	102
Increases related to prior year tax positions	2	712
Decreases related to prior year tax positions	—	(104)
Decreases related to settlements of prior year tax positions	—	—
Gross unrecognized tax benefits - end of period	$1,431	$1,337

The unrecognized tax benefits of $1,431, if recognized, will impact the Company’s effective tax rate. In accordance with the Company's accounting policy, accrued interest and penalties are recognized related to unrecognized tax benefits as a component of tax expense. As of December 31, 2022, no interest or penalties associated with unrecognized tax benefits have been recorded. The Company expects the total amount of tax contingencies will not decrease in 2023 based on statute of limitation expiration.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

A reconciliation of the provision for income taxes at the federal statutory rate compared to the effective tax rate for the years ended December 31, 2022, 2021 and 2020 is:

	2022	2021	2020
Statutory U.S. federal tax rate	$(14,152)	$(2,726)	$1,055
State taxes net of federal benefit	(1,901)	(492)	99
Non-U.S. earnings taxed at rates different than the U.S. statutory rate	(80)	(150)	80
Foreign source earnings, net of associated foreign tax credits	486	601	306
Benefit of tax credits	(458)	(1,569)	(670)
Stock based compensation	(2,852)	(212)	(4,913)
PPP loan forgiveness	—	—	(861)
Change in valuation allowance	18,664	3,970	6,300
Change in unrecognized tax benefits	92	710	10
Other	137	581	121
Total provision (benefit) for income taxes	$(64)	$713	$1,527

As of December 31, 2022, our foreign operations held cash totaling $3,679. We have not provided for a U.S. deferred tax liability or foreign withholding tax on the undistributed earnings from our non-U.S. subsidiaries that are considered to be indefinitely reinvested. If such earnings were to be distributed, any U.S. deferred tax liability or foreign withholding tax would not be significant.

NOTE 14. COMMITMENTS AND CONTIGENCIES

Leases

The Company determines if an arrangement is a lease at inception by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. If both criteria are met, the Company determines the initial classification and measurement of its right-of-use (“ROU”) asset and lease liabilities at the lease commencement date and thereafter, if modified. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term.

The Company leases certain office space and equipment under operating leases. The Company classifies right-of-use assets as Other assets, short-term lease liabilities as Other current liabilities, and long-term lease liabilities as Other long-term liabilities on the Consolidated Balance Sheets. Lease expense is recognized as a component of Operating (expense) income in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company adopted ASC 842 as of January 1, 2022 and as of December 31, 2022, the Company recorded a lease liability of $1,821 and corresponding right-of-use asset of $1,795 on its Consolidated Balance Sheet. The lease liability of $1,821 consists of $447 of short-term lease liabilities and $1,374 of long-term lease liabilities, included in Other current liabilities and Other long-term liabilities, respectively. During the year ended December 31, 2022, the Company recorded lease expense of $408 in the Consolidated Statement of Operations and Comprehensive (Loss) Income.

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. In order to apply the incremental borrowing rate, a portfolio approach with a collateralized rate was utilized wherein assets were grouped based on similar terms and economic environments in a manner whereby the Company reasonably expects that the application does not differ materially from a lease-by-lease approach.

Disclosures Related to Periods Prior to Adoption of ASC 842

Rent expense under operating leases totaled $1,369 and $1,316 for the years ended December 31, 2021 and 2020, respectively, and is included in Selling, general, and administrative expense in the Consolidated Statements of Operations and Comprehensive (Loss) Income. In January 2022, the Company purchased its corporate headquarters which was previously leased through 2029. Lease expense in the year ended December 31, 2022 does not include expense associated with this lease while rent expense in the years ended December 31, 2021 and 2020 do.

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

As previously reported, on or about March 23, 2018, Wright Medical Technology, Inc., which was subsequently acquired by Stryker Corp., (collectively referred to as “Wright Medical”) filed a complaint against Paragon 28, Inc. in the United States District Court for the District of Colorado claiming patent infringement. In addition, on or about December 23, 2021, Wright Medical filed an additional complaint against the Company in the United States District Court for the District of Delaware alleging infringement of certain other patents (the “Delaware Complaint”).

On November 28, 2022, the Company entered into a settlement agreement with Stryker Corp. to settle the Colorado Complaint, the Delaware Complaint and any Company counter claims for a total amount of $26,000 paid by the Company to Stryker Corp (the “Settlement Amount”). In addition, the Company incurred $1,000 in legal fees associated with the settlement. The Settlement Amount is scheduled to be paid by the Company in three separate installments consisting of: (i) $5,000 on or by December 16, 2022, (ii) $8,000 at any time between January 1, 2023 and January 16, 2023, and (iii) $13,000 at any time between April 1, 2023 and April 17, 2023. As of December 31, 2022, the Company remitted payment on the first installment of $5,000, and subsequent to year end, the Company remitted the second installment payment of $8,000 on January 13, 2023.

The settlement agreement does not impact the Company’s ability to continue operating its business and does not require any changes to the Company’s existing product lines. The Settlement Amount is the only consideration being paid, and the Company is not required to make any future payments to Stryker Corp.

The Company entered into the settlement agreement solely to eliminate the burden, expense, distraction, and uncertainties of litigation. The settlement agreement is not, and shall not be construed as, an admission of liability or that the Company engaged in any wrongful, tortious, or unlawful activity.

NOTE 15. RELATED PARTY TRANSACTIONS

The Company has a license agreement dated July 1, 2017, for certain intellectual property with an entity that is affiliated with one of the directors of the Company, under which the Company pays a royalty of four percent (4%) of net revenue related to the licensed intellectual property for the 15 years following the date of first sale, including a minimum annual payment of $250. The term of the agreement is 20 years, and automatically renews for five-year periods thereafter. Payments to the entity under this license agreement totaled $249, $87 and $111 for the years ended December 31, 2022, 2021 and 2020, respectively. Amounts payable to this entity as of December 31, 2022 and 2021 were $164 and $163, respectively.

The Company paid professional services fees to a related party totaling $405, $542 and $520 for the years ended December 31, 2022, 2021 and 2020, respectively, and are included in Selling, general, and administrative expense in the Consolidated Statements of Operations and Comprehensive (Loss) Income. Amounts payable as of December 31, 2022 and 2021 to this related party were $0 and $66, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Product sales attributed to a country or region includes product sales to hospitals, physicians and distributors. No individual customer accounted for more than 10% of total product sales for any of the periods presented. No customer accounted for more than 10% of consolidated accounts receivable as of December 31, 2022 and 2021.

The following table represents total net revenue by geographic area, based on the location of the customer for the years ended December 31, 2022, 2021 and 2020, respectively.

	Year Ended December 31,
	2022	2021	2020
United States	$158,105	$130,112	$100,547
International	23,278	17,352	10,434
Total net revenue	$181,383	$147,464	$110,981

No individual country with net revenue originating outside of the United States accounted for more than 10% of consolidated net revenue for the years ended December 31, 2022, 2021 and 2020.

The following table represents total non-current assets, excluding deferred taxes, by geographic area for the years ended December 31, 2022 and 2021, respectively.

	December 31, 2022	December 31, 2021
United States	$79,458	$51,809
International	32,127	3,206
Total assets	$111,585	$55,015

With the acquisition of Disior, total non-current assets within both the United States and Finland exceed 10% of consolidated total assets as of December 31, 2022. No individual country with total non-current assets outside of the United States accounted for more than 10% of consolidated total assets as of December 31, 2021.

NOTE 17. SUBSEQUENT EVENTS

On January 30, 2023, the Company completed a public Offering of 6,500,000 shares of its common stock at an offering price of $17.00 per share, which consisted of 3,750,000 shares of common stock issued and sold by the Company (the "Primary Shares") and 2,750,000 shares of common stock sold by the selling securityholders (the "Secondary Shares"). Under the terms of the Underwriting Agreement, the Company and the selling securityholders granted the Underwriters an option exercisable for 30 days to purchase up to an additional 562,500 shares and 412,500 shares of Common Stock, respectively (the “Option Shares”), at the public offering price, less underwriting discounts and commissions which was exercised in full on February 17, 2023.

The Company received net proceeds from the Offering of approximately $68,300, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The selling securityholders received net proceeds from the Offering of approximately $50,700, after deducting underwriting discounts and commissions. The Company did not receive any of the proceeds from the sale of shares of Common Stock by the selling securityholders.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting has inherent limitations. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design safeguards into the process to reduce, though not eliminate, this risk.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Remediation of Prior Material Weaknesses in Internal Control over Financial Reporting

In connection with the preparation of our financial statements for the years ended December 31, 2021 and 2020, management had identified certain material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified during the audit process related to the fact that we did not design or maintain an effective control environment, with the primary contributing factor being lack of adequate controls related to manual journal entries and lack of formal accounting policies, processes and controls to analyze, account for and disclose complex transactions.

During the year ended December 31, 2022, management took steps to remediate the material weaknesses by:

•
hiring additional and qualified technical accounting and reporting personnel with significant knowledge and experience with U.S. GAAP and SEC financial reporting requirements;
•
establishing and designing internal financial reporting processes;
•
designing a control framework to ensure effective segregation of duties;
•
designing and maintaining formal accounting policies, processes and controls to analyze, account for and disclose complex transactions; and
•
designing and implementing controls over the enterprise resource planning system we implemented earlier in 2022 to, among other things, automate certain controls, enforce segregation of duties and facilitate the review of journal entries.

Management has determined that the Company's controls were designed and have operated effectively for a sufficient period of time and concluded that the material weaknesses have been remediated as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Limitations on Effectiveness of Disclosure Controls and Procedures

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

Item 14. Principal Accountant Fees and Services.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)
Documents filed as part of this report:
(1)
Financial Statements:

See Item 8 - Financial Statements and Supplementary Data of Part II of this Report.

(2)
Financial Statement Schedules

All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or related notes.

(3)
Exhibits required by Item 601 of Regulation S-K

The following exhibits are included within or incorporated herein by reference:

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit	Date Filed	File Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Paragon 28, Inc.	8-K	3.1	10/19/2021	001-40902
3.2	Amended and Restated Bylaws	8-K	3.2	10/19/2021	001-40902
4.1	Form of Common Stock Certificate	S-1/A	4.2	10/8/2021	333-259789
4.2	Amended and Restated Investors’ Rights Agreement, dated as of July 28, 2020, by and between Paragon 28, Inc. and the investors party thereto	S-1	4.3	9/24/2021	333-259789
4.3	Description of Paragon 28, Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.					X
10.1+	2021 Incentive Plan of Paragon 28, Inc.	S-8	99.2(a)	10/20/2021	333-260367
10.4+	Omnibus Stock Option and Award Plan	S-1	10.4	9/24/2021	333-259789
10.4(a)+	Form of Award Agreement pursuant to Omnibus Stock Option and Award Plan	S-1	10.4(a)	9/24/2021	333-259789
10.5	Form of Indemnification Agreement	S-1/A	10.5	10/12/2021	333-259789
10.6	Industrial Lease Agreement, dated as of May 21, 2018, by and between Admar Grasslands, LLC and Paragon 28, Inc.	S-1	10.6	9/24/2021	333-259789
10.7	Credit and Security Agreement (Term Loan), dated of May 6, 2021, by and between Midcap Financial Trust and Paragon 28, Inc.	S-1	10.7	9/24/2021	333-259789
10.8	Credit and Security Agreement (Revolving Loan), dated as of May 6, 2021, by and between Midcap Financial Trust and Paragon 28, Inc.	S-1	10.8	9/24/2021	333-259789
10.9+	Form of Non-Employee Director Compensation Policy	S-1/A	10.9	10/8/2021	333-259789
10.11(a)+	Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Incentive Award Plan	S-1/A	10.10(a)	10/8/2021	333-259789
10.11(b)+	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Incentive Award Plan	S-1/A	10.10(b)	10/8/2021	333-259789
10.12+	Employment Agreement, effective as of October 8, 2021, by and between Paragon 28, Inc. and Albert DaCosta	S-1	10.12	10/8/2021	333-259789
10.13+	Employment Agreement, effective as of October 8, 2021, by and between Paragon 28, Inc. and Stephen M. Deitsch	S-1	10.13	10/8/2021	333-259789
10.14+	Employment Agreement, effective as of October 8, 2021, by and between Paragon 28, Inc. and Matthew Jarboe	S-1	10.14	10/8/2021	333-259789
10.15+	2021 Employee Stock Purchase Plan	S-8	99.3	10/20/2021	333-260367
10.16	Contract to Buy and Sell Real Estate	10-K	10.16	3/8/2022	001-40902
10.17	Business Loan Agreement, effective as of March 24, 2022, by and between Zions Bancorporation, N.A., d/b/a Vectra Bank Colorado, and Paragon 28, Inc.	10-Q	10.1	5/9/2022	001-40902

10.18	Amendment No. 3 to Credit and Security Agreement (Revolving Loan), effective as of March 24, 2022, by and between Midcap Funding IV Trust and Paragon 28, Inc.	10-Q	10.2	5/9/2022	001-40902
10.19	Amendment No. 2 to Credit and Security Agreement (Term Loan), effective as of March 24, 2022, by and between Midcap Financial Trust, and Paragon 28 Inc.	10-Q	10.3	5/9/2022	001-40902
10.20	Third Amendment to Credit and Security Agreement (Term Loan), dated as of November 9, 2022, by and among Midcap Financial Trust, the lenders party thereto, Paragon 28, Inc and Paragon Advanced Technologies Inc.	10-Q	10.1	11/10/2022	001-40902
10.21	Fourth Amendment to Credit and Security Agreement (Revolving Loan), dated as of November 9, 2022, by and among Midcap Funding IV Trust, the lenders party thereto, Paragon 28, Inc. and Paragon Advanced Technologies Inc.	10-Q	10.2	11/10/2022	001-40902
10.22	First Amendment to Business Loan Agreement, effective as of November 10, 2022, by and between Zions Bancorporation, N.A. dba Vectra Bank Colorado and Paragon 28, Inc.	10-Q	10.3	11/10/2022	001-40902
10.23^	Settlement Agreement, effective as of November 28, 2022, between Wright Medical Technology, Inc. and Paragon 28, Inc.					X
21.1	List of Subsidiaries.					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included in the signature page to this Form 10-K)					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Indicates management contract or compensatory plan.

^ Registrant has (i) redacted portions of the exhibit as permitted under Item 601(b)(10) of Regulation S-K, (ii) omitted schedules and exhibits pursuant to Item 601(a)(5) of Regulation S-K and (iii) redacted certain other information as permitted under Item 601(a)(6) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of the unredacted and complete copy of the exhibit to the SEC upon request.

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

PARAGON 28, INC.

Date: March 2, 2023	By:	/s/ Albert DaCosta
	Name:	Albert DaCosta
	Title:	Chief Executive Officer

PARAGON 28, INC.

Date: March 2, 2023	By:	/s/ Stephen M. Deitsch
	Name:	Stephen M. Deitsch
	Title:	Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Albert DaCosta and Stephen M. Deitsch, attorneys-in-fact, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10 K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Albert DaCosta	Chairman and Chief Executive Officer	March 2, 2023
Name	(Principal Executive Officer)

/s/ Stephen M. Deitsch	Chief Financial Officer	March 2, 2023
Name	(Principal Financial Officer)

/s/ Erik Mickelson	Chief Accounting Officer and Controller	March 2, 2023
Name	(Principal Accounting Officer)

/s/ Thomas Schnettler	Director	March 2, 2023
Name

/s/ Quentin Blackford	Director	March 2, 2023
Name

/s/ Alfred Grunwald	Director	March 2, 2023
Name

/s/ Kris Johnson	Director	March 2, 2023
Name

/s/ Stephen Oesterle	Director	March 2, 2023
Name

/s/ Meghan Scanlon	Director	March 2, 2023
Name

/s/ Kristina Wright	Director	March 2, 2023
Name