Form 10-Q
period 2023-03-31
Paragon 28, Inc.
filed 2023-05-04
CIK 1531978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 28, 2023, there were 82,319,020 shares of the registrant's common stock, $0.01 par value per share, outstanding.

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

Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. Forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from those indicated (both favorably and unfavorably). These risks and uncertainties include, but are not limited to, those described in Part I – Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, as well as our subsequent reports filed with the Securities and Exchange Commission. Caution should be taken not to place undue reliance on any such forward-looking statements. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Quarterly Report on Form 10-Q by these cautionary statements.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash	$85,883	$38,468
Trade receivables	37,262	37,687
Inventories, net	69,174	60,948
Income taxes receivable	596	615
Other current assets	4,167	4,658
Total current assets	197,082	142,376

Property and equipment, net	66,810	61,938
Intangible assets, net	22,137	22,387
Goodwill	25,465	25,465
Deferred income taxes	354	148
Other assets	1,697	1,795
Total assets	$313,545	$254,109

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,538	$14,939
Accrued expenses	25,446	26,807
Accrued legal settlement	13,000	22,000
Other current liabilities	3,772	3,844
Current maturities of long-term debt	690	728
Income taxes payable	208	184
Total current liabilities	63,654	68,502

Long-term liabilities:
Long-term debt net, less current maturities	42,204	42,182
Other long-term liabilities	1,523	1,628
Deferred income taxes	377	342
Income taxes payable	635	527
Total liabilities	108,393	113,181

Commitments and contingencies (Note 12)

Stockholders' equity:
Common stock, $0.01 par value, 300,000,000 shares authorized; 83,220,392 and 78,684,107 shares issued, and 82,306,873 and 77,770,588 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	821	776
Additional paid in capital	287,286	213,956
Accumulated deficit	(76,841)	(67,789)
Accumulated other comprehensive loss	(132)	(33)
Treasury stock, at cost; 913,519 shares as of March 31, 2023 and December 31, 2022	(5,982)	(5,982)
Total stockholders' equity	205,152	140,928
Total liabilities & stockholders' equity	$313,545	$254,109

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Net revenue	$52,036	$41,371
Cost of goods sold	8,906	6,791
Gross profit	43,130	34,580

Operating expenses:
Research and development costs	7,049	5,773
Selling, general, and administrative	43,820	37,242
Total operating expenses	50,869	43,015
Operating loss	(7,739)	(8,435)

Other expense:
Other expense	(179)	(101)
Interest expense, net	(1,205)	(668)
Total other expense	(1,384)	(769)
Loss before income taxes	(9,123)	(9,204)
Income tax (benefit) expense	(71)	32
Net loss	$(9,052)	$(9,236)
Foreign currency translation adjustment	(99)	(324)
Comprehensive loss	$(9,151)	$(9,560)
Weighted average number of shares of common stock outstanding:
Basic	80,681,715	76,447,454
Diluted	80,681,715	76,447,454
Net loss per share attributable to common stockholders:
Basic	$(0.11)	(0.12)
Diluted	$(0.11)	(0.12)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for number of shares)

(unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Accumulated	Comprehensive	Treasury	Stockholders'
For the Three Months Ended March 31, 2023	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance, January 1, 2023	77,770,588	$776	$213,956	$(67,789)	$(33)	$(5,982)	$140,928
Net loss	—	—	—	(9,052)	—	—	(9,052)
Issuance of common stock, net of issuance costs of $831	4,312,500	43	68,406	—	—	—	68,449
Options exercised	223,785	2	1,620	—	—	—	1,622
Foreign currency translation	—	—		—	(99)	—	(99)
Employee stock purchase plan	—	—	122	—	—	—	122
Stock-based compensation	—	—	3,182	—	—	—	3,182
Balance, March 31, 2023	82,306,873	$821	$287,286	$(76,841)	$(132)	$(5,982)	$205,152

					Accumulated
					Other		Total
	Common Stock		Additional	Accumulated	Comprehensive	Treasury	Stockholders'
For the Three Months Ended March 31, 2022	Shares	Amount	Paid-in-Capital	Deficit	Loss	Stock	Equity
Balance, January 1, 2022	76,447,287	$763	$197,868	$(463)	$8	$(5,982)	$192,194
Net loss	—	—	—	(9,236)	—	—	(9,236)
Offering costs associated with initial public offering	—	—	(266)	—	—	—	(266)
Options exercised	1,875	—	12	—	—	—	12
Foreign currency translation	—	—	—	—	(324)	—	(324)
Stock-based compensation	—	—	2,122	—	—	—	2,122
Balance, March 31, 2022	76,449,162	$763	$199,736	$(9,699)	$(316)	$(5,982)	$184,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(9,052)	$(9,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,117	3,030
Allowance for doubtful accounts	—	600
Provision for (reversal of) excess and obsolete inventories	293	(643)
Stock-based compensation	3,182	2,122
Other	180	387
Changes in other assets and liabilities, net of acquisitions:
Accounts receivable	441	(2,240)
Inventories	(8,435)	(2,329)
Accounts payable	5,592	(1,178)
Accrued expenses	(877)	(682)
Accrued legal settlement	(9,000)	—
Income tax receivable/payable	132	669
Other assets and liabilities	367	(3)
Net cash used in operating activities	(14,060)	(9,503)

Cash flows from investing activities
Purchases of property and equipment	(7,521)	(23,036)
Proceeds from sale of property and equipment	223	305
Purchases of intangible assets	(254)	(704)
Acquisition of Disior, net of cash received	—	(18,201)
Net cash used in investing activities	(7,552)	(41,636)

Cash flows from financing activities
Proceeds from draw on term loan	—	20,000
Proceeds from issuance of long-term debt	—	16,000
Payments on long-term debt	(197)	(37)
Payments of debt issuance costs	(7)	(405)
Proceeds from issuance of common stock, net of issuance costs	68,449	—
Proceeds from exercise of stock options	1,622	12
Payments on earnout liability	(500)	—
Net cash provided by financing activities	69,367	35,570

Effect of exchange rate changes on cash	(340)	(136)
Net increase (decrease) in cash	47,415	(15,705)
Cash at beginning of period	38,468	109,352
Cash at end of period	$85,883	$93,647

Supplemental disclosures of cash flow information:
Cash paid for taxes	$—	$—
Cash paid for interest	601	273
Purchase of property and equipment included in accounts payable	4,026	1,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

NOTE 1. BUSINESS AND BASIS OF PRESENTATION

Business

Paragon 28, Inc. (collectively with its subsidiaries, “we”, “us”, “our”, “P28” or the “Company”) develops, distributes, and sells medical devices in the foot and ankle segment of the orthopedic implant marketplace. Our approach to product development is procedurally focused, resulting in a full range of procedure-specific foot and ankle products designed specifically for foot and ankle anatomy. Our products and product families include plates and plating systems, screws, staples, and nails aimed to address all major foot and ankle procedures including fracture fixation, forefoot or hallux valgus - which includes bunion and hammertoe, ankle, flatfoot or progressive collapsing foot deformity ("PCDF"), charcot foot and orthobiologics. P28 is a United States (“U.S.”) based company incorporated in the State of Delaware, with headquarters in Englewood, Colorado. Our sales representatives and distributors are located globally with the majority concentrated in the U.S., Australia, South Africa, and the United Kingdom.

Basis of Presentation and Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of Paragon 28, Inc. and its subsidiaries, all of which are wholly-owned. The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information required by U.S. GAAP for complete financial statements. The interim Condensed Consolidated Financial Statements reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair representation of the results for the periods presented and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2022, which include a complete set of footnote disclosures, including our significant accounting policies. The audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2022 are included in the Company’s Annual filing on Form 10-K filed with the SEC on March 2, 2023. The results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period. All intercompany balances and transactions have been eliminated in consolidation.

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

Foreign Currency Translation

The Condensed Consolidated Financial Statements are presented in U.S. dollars. The Company’s non-U.S. subsidiaries have a functional currency (i.e., the currency in which operational activities are primarily conducted) that is other than the U.S. dollar, generally the currency of the country in which such subsidiaries are domiciled. Such subsidiaries’ assets and liabilities are translated into U.S. dollars at quarter-end exchange rates, while revenue and expenses are translated at average exchange rates during the quarter based on the daily closing exchange rates. Adjustments that result from translating amounts from a subsidiary’s functional currency to U.S. dollars are reported in Accumulated Other Comprehensive Loss, net of tax.

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

Trade Receivables, Less Allowance for Doubtful Accounts

The Company estimates an allowance for doubtful accounts based upon an evaluation of the current status of receivables, historical experience, and other factors as necessary. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. As of March 31, 2023 and December 31, 2022, the allowance for doubtful accounts was not material.

Inventories, Net

The Company estimates a reserve for obsolete and slow-moving inventory based on current inventory levels, historical sales and future projected demand. Charges (benefit) for excess and obsolete inventory are included in Cost of goods sold and were $293 and $(643) for the three months ended March 31, 2023 and 2022, respectively. The inventory reserve was $17,117 and $16,804 as of March 31, 2023 and December 31, 2022, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

Impairment exists when the carrying amount, including goodwill, of the reporting unit exceeds its fair value, resulting in an impairment charge for this excess (not to exceed the carrying amount of the goodwill). Our annual impairment testing date is October 1. The impairment, if determined, is recorded within Operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss in the period the determination is made. There were no impairments recorded during the periods presented.

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

We review the probabilities of achievement of the earnout milestones to determine impact on the fair value of the earnout consideration on a quarterly basis over the earn-out period. Actual results are compared to the estimates and probabilities of achievement used in our forecasts. Should actual results of the acquired business increase or decrease as compared to our estimates and assumptions, the estimated fair value of the contingent earn-out consideration liability will increase or decrease, up to the contractual limit, as applicable. Changes in the estimated fair value of the contingent earn-out consideration are recorded in Other expense in the Consolidated Statements of Operations and Comprehensive Loss and are reflected in the period in which they are identified. Changes in the estimated fair value of the contingent earn-out consideration may materially impact or cause volatility in our operating results.

Revenue Recognition

Revenue is recorded, net of estimated losses for bad debts, when our performance obligation is satisfied which is when our customers take title of the product, and typically when the product is used in surgery. As such, the timing of revenue recognition may differ from the timing of invoicing to our customers. We have recorded unbilled accounts receivable related to this timing difference of $3,657 and $4,511 as of March 31, 2023 and December 31, 2022, respectively.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires entities to estimate all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The updated guidance also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. ASU 2016-13, as subsequently amended for various technical issues, is effective for emerging growth companies following private company adoption dates for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The Company adopted ASU 2016-13 effective January 1, 2023. The adoption of this guidance did not have a significant impact on the Company's Condensed Consolidated Financial Statements and related disclosures.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) (“ASU 2019-12”), which is part of the FASB’s overall simplification initiative to reduce the costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. ASU 2019-12 simplifies accounting guidance for intra-period allocations, deferred tax liabilities, year-to-date losses in interim periods, franchise taxes, step-up in tax basis of goodwill, separate entity financial statements, and interim recognition of tax laws or rate changes. ASU 2019-12 is effective for emerging growth companies following private company adoption dates in fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted ASU 2019-12 effective January 1, 2023. The adoption of this guidance did not have a significant impact on the Company's Condensed Consolidated Financial Statements and related disclosures.

NOTE 3. BUSINESS COMBINATION

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

Acquisition-related costs, which consisted of fees incurred for advisory, legal, and accounting services, were $761 during the year ended December 31, 2022 and were included in Selling, general and administrative expenses in the Company’s Consolidated Statements of Comprehensive Loss. No such acquisition costs were incurred during the three months ended March 31, 2023.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the Disior Acquisition Date:

Assets acquired:
Cash and cash equivalents	$1,192
Other current assets	410
Intangible assets	6,800
Goodwill	19,136
Total assets acquired	27,538

Liabilities assumed:
Accruals and other current liabilities	615
Deferred tax liabilities, net	677
Total liabilities assumed	1,292
Net assets acquired	$26,246

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

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

As of March 31, 2023 and December 31, 2022, goodwill was $25,465 for each period.

Intangibles

Intangible assets as of March 31, 2023 were as follows:

	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and tradenames, indefinite-lived	Indefinite	$921	$—	$921
Patents, definite-lived	18	6,906	2,439	4,467
Customer relationships	3-7	1,733	352	1,381
Developed technology	12	17,690	2,333	15,356
Other intangibles	3	30	18	12
Total intangible assets, net		$27,280	$5,142	$22,137

Intangible assets as of December 31, 2022, were as follows:

	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks, indefinite-lived	Indefinite	$901	$—	$901
Patents, definite-lived	16.5	6,671	2,370	4,301
Customer relationships	3-7	1,733	279	1,454
Developed technology	12	17,690	1,973	15,717
Other intangibles	3	30	16	14
Total intangible assets, net		$27,025	$4,638	$22,387

Amortization expense is included in Selling, general, and administrative expenses and was $503 and $771 for the three months ended March 31, 2023 and 2022, respectively.

Expected future amortization expense is as follows:

2023	$1,515
2024	1,966
2025	1,926
2026	1,926
2027	1,925

No impairment charges related to intangibles and goodwill were recorded for the three months ended March 31, 2023 and 2022.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

NOTE 5. CONTINGENT EARN-OUT CONSIDERATION

The following table provides a reconciliation of our Level 3 earn-out liabilities for the three months ended March 31, 2023:

Balance, December 31, 2022	$3,640
Change in fair value of earn-out liabilities	80
Balance, March 31, 2023	$3,720

The current portion of contingent earn-out liabilities is included in Other-current liabilities and the non-current portion is included in Other long-term liabilities on the Condensed Consolidated Balance Sheet. As of March 31, 2023, the current portion was $3,460 and the non-current portion was $260. During the three months ended March 31, 2023, we reassessed the estimate of the earn-out liabilities which resulted in a net increase of $80 recorded in Other expense within the Condensed Consolidated Statement of Operations and Comprehensive Loss for the three months ended March 31, 2023. One of the milestones associated with the Additive Orthopaedics acquisition and included in Accrued expenses as of December 31, 2022 was paid in cash during the three months ended March 31, 2023. Three project milestones associated with the Disior acquisition, totaling $5,000 and completed during 2022 remain included in Accrued expenses on the Condensed Consolidated Balance Sheet as of March 31, 2023. For additional information on the Additive Orthopaedics acquisition refer to Note 3 to our Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

NOTE 6. DEBT

Long-term debt as of March 31, 2023 and December 31, 2022 consists of the following:

	March 31, 2023	December 31, 2022
MidCap Term Loan	$30,000	$30,000
Zions Term Loan	15,413	15,573
Bank of Ireland Note Payable	50	86
	45,463	45,659
Less: deferred issuance costs	(2,569)	(2,749)
Total debt, net of issuance costs	42,894	42,910
Less: current portion	(690)	(728)
Long-term debt, net, less current maturities	$42,204	$42,182

MidCap Credit Agreements

On May 6, 2021, the Company entered into a new credit agreement with MidCap Financial Trust to provide a total of $70,000 including up to a $30,000 revolving loan (“MidCap Revolving Loan”) and up to a $40,000 term loan (“MidCap Term Loan”), secured by substantially all the Company’s assets (“MidCap Credit Agreements”). The MidCap Term Loan was comprised of two tranches, the first of which provided a commitment amount of $10,000, and the second a commitment of $30,000. The MidCap Term Loan and Midcap Revolving Loan bore a variable interest rate of LIBOR plus 6% and LIBOR plus 3%, respectively, and mature on the earlier of May 1, 2026 or a change in control event (the "Termination Date"). The entire principal balances of the MidCap Revolving Loan and MidCap Term Loan are due on the Termination Date. Interest payments are payable monthly with optional principal prepayments allowed under the MidCap Credit Agreements. The Midcap Credit Agreements required us to maintain minimum net product sales and minimum consolidated EBITDA, (each term as defined in the Midcap Credit Agreements), for the preceding twelve month period.

On November 9, 2022, the Company entered into an amendment to the MidCap Credit Agreements. The amendment to the Midcap Revolving Loan provides up to $50,000 in total borrowing capacity. The MidCap amendments modified the MidCap Credit Agreements to include provisions related to the transition from the LIBOR Interest Rate plus Applicable Margin to the SOFR Interest Rate plus Applicable Margin, maintaining the Applicable Margin of 6% under the MidCap Term Loan and increasing the Applicable Margin from 3% to 3.75% under the Midcap Revolving Loan. In addition, the MidCap amendments amended certain covenants, terms and provisions in the Midcap Credit Agreements to, among other things, modify the covenant levels for the Minimum Net Product Sales financial covenant and to remove the Minimum Consolidated EBITDA financial covenant. As of March 31, 2023, the Company was in compliance with all financial covenants under the amended Midcap Credit Agreements. Total debt issuance costs associated with the MidCap Credit Agreements were $2,337. Amortization expense associated with such debt issuance costs totaled $184 and $71, for the three months ended March 31, 2023 and 2022, respectively, and is included in Interest expense on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

Zions Term Loan Facility

On March 24, 2022, the Company entered into a secured term loan facility (the “Zions Facility”) with Zions Bancorporation, N.A., dba Vectra Bank Colorado, in the principal amount of $16,000. The loans under the Zions Facility (i) bear interest at a variable rate per annum equal to the sum of (a) a one-month Term SOFR based rate, plus (b) 1.75%, adjusted on a monthly basis and (ii) mature on March 24, 2037. Principal and interest payments are payable monthly, with optional prepayments allowed without premium or penalty.

Effective as of November 10, 2022, the Company entered into the First Amendment to the Zions Facility. The amendment to the Zions Facility amends the financial covenants to require the Company to maintain (i) the Liquidity Ratio, if the Cash Flow as of the last day of any quarter measured on a trailing three month basis is less than or equal to $0, and (ii) the Fixed Charge Coverage Ratio which will be calculated as of the last day of each quarter on a trailing four quarter basis, as well as a certain level of Liquidity, if the Cash Flow is greater than $0. In addition, a Net Revenue Growth covenant was added which will be calculated as of the last day of each quarter on a year-over-year basis. As of March 31, 2023, the Company was in compliance with all financial covenants under the amended Zions Facility. Total debt issuance costs associated with the Zions Facility were $232. Amortization expense associated with such debt issuance costs totaled $4 and $0 for the three months ended March 31, 2023 and 2022, respectively, and is included in Interest expense on the Consolidated Statements of Operations and Comprehensive Loss.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Under its Amended and Restated Certificate of Incorporation, the Company has a total of 310,000,000 shares of capital stock authorized for issuance, consisting of 300,000,000 shares of common stock, par value of $0.01 per share, and 10,000,000 shares of convertible preferred stock, par value of $0.01 per share.

Common Stock

On January 30, 2023, the Company completed an underwritten public offering ("the Offering") of 6,500,000 shares of its common stock at an offering price of $17.00 per share, which consisted of 3,750,000 shares of common stock issued and sold by the Company and 2,750,000 shares of common stock sold by certain selling securityholders. On February 17, 2023, the underwriters exercised in full their option to purchase an additional 562,500 shares and 412,500 shares of common stock from the Company and the selling securityholders, respectively.

The Company received aggregate net proceeds from the Offering of approximately $68,449 after deducting underwriting discounts and commissions and offering expenses payable by the Company. The selling securityholders received aggregate net proceeds from the Offering of approximately $50,700 after deducting underwriting discounts and commissions. The Company did not receive any of the proceeds from the sale of shares of Common Stock by the selling securityholders.

Treasury Stock

The Company did not purchase any of its common stock during the three months ended March 31, 2023 and 2022. All previously repurchased shares were recorded in Treasury stock at cost.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

NOTE 8. LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common stockholders (the numerator) by the weighted average number of common stock outstanding for the period (the denominator). Diluted net income per share of common stock attributable to common stockholders is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period adjusted for the dilutive effects of common stock equivalents using the treasury stock method or the method based on the nature of such securities. In periods when losses from operations are reported, the weighted-average number of shares of common stock outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. The computation of net loss per share for the three months ended March 31, 2023 and 2022, respectively was as follows:

	Three Months Ended March 31,
	2023	2022
Net loss	$(9,052)	$(9,236)

Weighted-average common stock outstanding:
Basic	80,681,715	76,447,454
Diluted	80,681,715	76,447,454

Loss per share:
Basic	$(0.11)	$(0.12)
Diluted	$(0.11)	$(0.12)

The following outstanding potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their impact would have been antidilutive for the period presented:

	Three Months Ended March 31,
	2023	2022
Stock options	6,523,783	7,955,083
Restricted stock units	1,420,135	79,886

NOTE 9. STOCK-BASED COMPENSATION

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”) was adopted by the Company’s Board of Directors on October 8, 2021. The 2021 Plan was adopted by the Company’s stockholders on October 19, 2021 and became effective on the date prior to the date of the effectiveness of the registration statement on Form S-1 filed by the Company. The ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 1,329,040 shares of the Company’s common stock at 85% of the market price at the lesser of the date the purchase right is granted or exercisable. The Company currently holds offerings consisting of six month periods commencing on January 1 and July 1 of each calendar year, with a single purchase date at the end of the purchase period on June 30 and December 31 of each calendar year. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2022 and ending on January 1, 2031, by the lesser of 1% of all classes of the Company’s common stock outstanding on the immediately preceding December 31, or such smaller number of shares as determined by the Company’s Board or the committee. On January 1, 2023, the number of shares reserved and available for issuance for the ESPP was increased by 777,705 shares. As of March 31, 2023, 2,832,250 shares remained available for issuance.

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

The Company did not issue any shares upon exercise of purchase rights during the three months ended March 31, 2023 and 2022. The Company recognizes compensation expense on a straight-line basis over the service period. During the three months ended March 31, 2023 and 2022, the Company recognized $122 and $0, respectively, of compensation expense related to the ESPP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

Below are the assumptions used for the three months ended March 31, 2023 in determining the fair value of shares under the ESPP. There was no offering period during the three months ended March 31, 2022.

Three Months Ended March 31,
2023
Expected volatility	60.33%
Expected dividends	—
Expected term (in years)	0.50
Discount rate	15.00%
Risk-free rate	4.77%

2021 Incentive Award Plan

The 2021 Incentive Award Plan (“2021 Plan”) was adopted by the Company’s Board of Directors on October 8, 2021. The 2021 Plan was adopted by the Company’s stockholders on October 19, 2021 and became effective on the date prior to the date of the effectiveness of the registration statement on Form S-1 filed by the Company. The 2021 Plan authorizes the Company to issue an initial aggregate maximum number of shares of common stock equal to (i) 7,641,979 shares plus (ii) a number of shares that are available for issuance under the 2011 Plan plus (iii) any shares that are subject to 2011 Plan that become available for issuance (via expiration, forfeitures, etc.) plus (iv) an increase commencing on January 1, 2022 and continuing annually on the anniversary thereof through January 1, 2031, equal to the lesser of (a) 5% of the shares of all classes of the Company’s common stock outstanding on the last day of the immediately preceding calendar year or (b) such smaller number of shares as determined by the Company’s Board or the committee. On January 1, 2023, the number of shares reserved and available for issuance for the 2021 Plan was increased by 3,888,529 shares. As of March 31, 2023, the Company had reserved 13,497,048 shares of common stock for future grants.

Stock Options

During the three months ended March 31, 2023, the Company granted certain contractors of the Company an aggregate of 225,000 time-based options at a weighted average strike price of $18.33

During the three months ended March 31, 2022, the Company granted certain officers and contractors of the Company an aggregate of 154,500 time-based options at a weighted average strike price of $15.05.

The Company received cash in the amount of $1,622 and $12 from the exercise of stock options for the three months ended March 31, 2023 and 2022, respectively. The tax benefit from equity options exercised was $376 and $3 for the three months ended March 31, 2023 and 2022, respectively.

During the three months ended March 31, 2023 and 2022, the Company recognized $1,756 and $2,014, respectively, of compensation expense related to stock options. Stock-based compensation expenses are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

The following summarizes the Company’s stock option plan and the activity for the three months ended March 31, 2023.

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding, December 31, 2022	6,538,536	$10.02	7.36
Granted	225,000	18.33
Exercised or released	(223,785)	7.25
Forfeited or expired	(15,968)	16.51
Outstanding, March 31, 2023	6,523,783	$10.38	7.19
Exercisable, March 31, 2023	3,950,421	$7.54	6.56
Vested and expected to vest at March 31, 2023	6,514,442	$10.37	7.19

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

The aggregate intrinsic value of the options outstanding as of March 31, 2023 is $43,972. The aggregate intrinsic value of exercisable options as of March 31, 2023 is $37,648. The aggregate intrinsic value of options exercised during the three months ended March 31, 2023 is $2,557. The weighted average fair value of options granted during the three months ended March 31, 2023 and 2022 was $11.79 and $8.25, respectively, on the dates of grant.

As of March 31, 2023, there was approximately $19,102 total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over a weighted average period of 2.72 years.

Below are the assumptions used for the three months ended March 31, 2023 and 2022 in determining the fair value of each option award:

	Three Months Ended March 31,
	2023	2022
Expected volatility	66.20%	57.00%
Expected dividends	—	—
Expected term (in years)	6.25	6.25
Risk-free rate	4.11%	1.69%

Restricted Stock Units

Restricted Stock Units (“RSUs”) granted under the 2021 Plan have a ten-year contractual term and typically vest over a three or four-year period, contingent upon continued service with the Company. During the three months ended March 31, 2023, 458,970 RSUs were granted to certain officers and employees of the Company. During the three months ended March 31, 2022, no RSUs were granted. All RSUs granted in 2023 were time-based awards. RSU activity under the 2021 Plan is as follows for the three months ended March 31, 2023:

	Restricted Stock Units	Weighted-Average Fair Value
Outstanding, December 31, 2022	964,054	$17.74
Granted	458,970	17.88
Vested	―	―
Forfeited or expired	(2,889)	17.82
Outstanding, March 31, 2023	1,420,135	$17.79
Vested and expected to vest at March 31, 2023	1,401,121	$17.78

During the three months ended March 31, 2023 and 2022, the Company recognized $1,426 and $108, respectively, of compensation expense related to RSUs. Stock-based compensation expenses are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

As of March 31, 2023, there was approximately $22,109 total unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted average period of 3.59 years.

NOTE 10. EMPLOYEE BENEFIT PLAN

The Company sponsors a defined contribution plan for eligible employees who are 21 years of age with three months of service can voluntarily contribute up to 100% of their eligible compensation. The Company has elected a Safe Harbor plan in which the Company must contribute 3% of eligible compensation. In addition, the Company may make discretionary contributions which are determined and authorized by the Board of Directors each plan year. The Company made contributions to its employee benefit plan of $313 and $213 for the three months ended March 31, 2023 and 2022, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

NOTE 11. INCOME TAXES

The effective tax rates for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,
	2023	2022
Effective tax rate	0.778%	(0.356%)

For the three months ended March 31, 2023 and 2022, the Company recorded an income tax benefit of $71 and income tax expense of $32, respectively.

The Company’s 2023 and 2022 income tax expense and rates differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of the U.S., Finland, U.K., Germany and Italy jurisdictions that have a full valuation allowance recorded on deferred tax assets. In addition, the tax rate is lower than the U.S. statutory federal tax rate as a result of foreign earnings that are taxed at lower tax rates.

The Company continues to monitor the realization of its deferred tax assets and assesses the need for a valuation allowance. The Company analyzes available positive and negative evidence to determine if a valuation allowance is needed based on the weight of the evidence. This objectively verifiable evidence includes the current & prior two years' profit and loss positions after considering pre-tax book income plus or minus permanent adjustments as well as other positive & negative evidence available. This process requires management to make estimates, assumptions, and judgments that are uncertain in nature. The Company has established a valuation allowance with respect to deferred tax assets in the U.S., Finland, U.K., Germany, and Italy and continues to monitor and assess potential valuation allowances in all its jurisdictions.

NOTE 12. COMMITMENTS AND CONTINGENCIES

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

On November 28, 2022, the Company entered into a settlement agreement with Stryker Corp. to settle two complaints filed against the Company and any Company counter claims for a total amount of $26,000 paid by the Company to Stryker Corp (the “Settlement Amount”). The Settlement Amount was scheduled to be paid by the Company in three separate installments consisting of: (i) $5,000 on or by December 16, 2022, (ii) $8,000 at any time between January 1, 2023 and January 16, 2023, and (iii) $13,000 at any time between April 1, 2023 and April 17, 2023. As of March 31, 2023, the Company remitted payment on the first and second installments of $5,000 and $8,000, respectively, and subsequent to quarter end, the Company remitted the third and final payment of $13,000 on April 14, 2023. For additional information refer to Note 14 of our Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

NOTE 13. RELATED PARTY TRANSACTIONS

The Company has a license agreement dated July 1, 2017 for certain intellectual property with an entity that is affiliated with one of the directors of the Company, under which the Company pays a royalty of four percent (4%) of net revenue related to the licensed intellectual property for the 15 years following the date of first sale, including a minimum annual payment of $250. The term of the agreement is 20 years and it automatically renews for five-year periods thereafter. Payments to the entity under this license agreement totaled $45 and $163 for the three months ended March 31, 2023 and 2022, respectively. Amounts payable to this entity as of March 31, 2023 and December 31, 2022 were $187 and $164, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

The Company paid professional services fees to a related party totaling $0 and $125 for the three months ended March 31, 2023 and 2022, respectively, and such fees are included in Selling, general, and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Amounts payable as of March 31, 2023 and December 31, 2022 to this related party were $115 and $0, respectively.

NOTE 14. SEGMENT AND GEOGRAPHIC INFORMATION

The following table represents total net revenue by geographic area, based on the location of the customer for the three months ended March 31, 2023 and 2022, respectively.

	Three Months Ended March 31,
	2023	2022
United States	$44,981	$36,023
International	7,055	5,348
Total net revenue	$52,036	$41,371

No individual country with net revenue originating outside of the United States accounted for more than 10% of consolidated net revenue for three months ended March 31, 2023 and 2022.

The following table represents total non-current assets, excluding deferred taxes, by geographic area as of March 31, 2023 and December 31, 2022, respectively.

	March 31, 2023	December 31, 2022
United States	$83,431	$79,458
Finland	25,447	25,581
Other International	7,231	6,546
Total assets	$116,109	$111,585

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes thereto included in Part I-Item 1 of this Quarterly Report on Form 10-Q. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in these forward-looking statements. See “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

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

Smart 28, the Company’s ecosystem of enabling technologies for pre-operative planning, intra-operative support, and post-operative evaluation, was augmented by the Additive Orthopaedics acquisition in 2021 and the Disior acquisition in the first quarter of 2022. With the Additive acquisition, we acquired the only 3-D printed, patient specific total talus spacer authorized for marketing pursuant to an approved Human Device Exemption application, plus a proprietary, pre-operative surgical planning platform. With Disior, we acquired a leading three-dimensional analytics pre-operative planning software company based in Helsinki, Finland. These transactions broadened our capabilities within the pre-operative and intra-operative stages of the foot and ankle continuum of care. We expect to continue to invest in Smart 28 to improve foot and ankle patient outcomes.

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

Net revenue increased from $41.4 million for the three months ended March 31, 2022 to $52.0 million for the three months ended March 31, 2023, an increase of 26%.

Net loss decreased from $9.2 million for the three months ended March 31, 2022 to $9.1 million for the three months ended March 31, 2023.

Adjusted EBITDA improved from a $3.3 million loss for the three months ended March 31, 2022 to a $1.4 million loss for the three months ended March 31, 2023. Adjusted EBITDA is not a financial measure under U.S. generally accepted accounting principles ("GAAP"). See “—Non-GAAP Financial Measures” for an explanation of how we compute this non-GAAP financial measure and for the reconciliation to the most directly comparable GAAP financial measure.

As of March 31, 2023 and December 31, 2022, we had cash of $85.9 million and $38.5 million and an accumulated deficit of $76.8 million and $67.8 million, respectively.

On January 30, 2023, we completed an underwritten public offering (the "Offering") of 6,500,000 shares of our common stock at an offering price of $17.00 per share, which consisted of 3,750,000 shares of common stock issued and sold by us and 2,750,000 shares of common stock sold by certain selling securityholders. On February 17, 2023, the underwriters exercised in full their option to purchase an additional 562,500 shares and 412,500 shares of common stock from us and the selling securityholders, respectively. We received aggregate net proceeds from the Offering of approximately $68.5 million, after deducting underwriting discounts and commissions and offering expenses payable by us. We did not receive any of the proceeds from the sale of shares of common stock by the selling securityholders.

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

We believe that Adjusted EBITDA, together with a reconciliation to net loss, helps identify underlying trends in our business and helps investors make comparisons between our company and other companies that may have different capital structures, tax rates, or different forms of employee compensation. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects, and allowing for greater transparency with respect to a key financial metric used by our management in its financial and operational decision-making. Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider these measures in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these potential limitations include:

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

Because of these and other limitations, you should consider our non-GAAP measures only as supplemental to other GAAP-based financial measures. For a full reconciliation of Adjusted EBITDA to the most comparable GAAP financial measure, see “—Reconciliation Between GAAP and Non-GAAP Measure.

Reconciliation Between GAAP and Non-GAAP Measure

We define Adjusted EBITDA as earnings (loss) before interest expense, income tax expense (benefit), depreciation and amortization, stock-based compensation expense, employee stock purchase plan expense, non-recurring expenses and certain other non-cash expenses. For a full reconciliation of Adjusted EBITDA for the three months ended March 31, 2023 and 2022 to the most comparable GAAP financial measure, refer to the presentation below.

	Three months ended March 31,
	2023	2022
	(in thousands)
Net loss	$(9,052)	$(9,236)
Interest expense	1,205	668
Income tax (benefit) expense	(71)	32
Depreciation and amortization expense	3,117	3,030
Stock based compensation expense	3,182	2,122
Employee stock purchase plan expense	122	—
Change in fair value of earnout liability (1)	80	80
Adjusted EBITDA	$(1,417)	$(3,304)

(1) Represents non-cash change in the fair value of earnout liability

Components of Our Results of Operations

Net Revenue

We derive our revenue from the sale of our foot and ankle orthopedic solutions, primarily implants. We also record as revenue any amounts billed to customers for shipping costs and record as cost of goods sold the actual shipping costs. We have elected to exclude from the measurement of the transaction price all taxes, such as sales, use, value-added, assessed by government authorities and collected from a customer. Therefore, revenue is recognized net of such taxes. In addition, we record revenue net of estimated losses for bad debt. No single customer accounted for 10% or more of our net revenue in the three months ended March 31, 2023 and 2022. We expect our net revenue to increase in the foreseeable future as we expand our sales territories, add new customers and increase the utilization of our products by our existing customers, though net revenue may fluctuate from quarter to quarter due to a variety of factors, including availability of reimbursement, the size and success of our sales force, the number of hospitals and physicians who are aware of and use our products and seasonality.

Cost of Goods Sold

Cost of goods sold consists primarily of finished products purchased from third-party suppliers, shipping costs, excess and obsolete inventory adjustments and royalties. Implants are manufactured to our specifications primarily by third-party suppliers in the United States. Cost of goods sold is recognized at the time the implant is used in surgery and the related revenue is recognized. Prior to use in surgery, the cost of our implants is recorded as inventories, net in our condensed consolidated balance sheets. Cost of goods sold is expected to increase due primarily to increased sales volume.

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

Results of Operations

For the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the periods presented:

	Three months ended March 31,		Change
	2023	2022	Amount	%
	(in thousands)
Net revenue	$52,036	$41,371	$10,665	26%
Cost of goods sold	8,906	6,791	2,115	31%
Gross profit	43,130	34,580	8,550	25%

Operating expenses:
Research and development costs	7,049	5,773	1,276	22%
Selling, general, administrative	43,820	37,242	6,578	18%
Total operating expenses	50,869	43,015	7,854	18%
Operating loss	(7,739)	(8,435)	696	*

Other expense:
Other expense	(179)	(101)	(78)	77%
Interest expense, net	(1,205)	(668)	(537)	80%
Total other expense	(9,123)	(9,204)	81	*
Income tax (benefit) expense	(71)	32	(103)	*
Net loss	$(9,052)	$(9,236)	$184	*

* Not Meaningful

The following table represents total net revenue by geographic area, based on the location of the customer for the three months ended March 31, 2023 and 2022, respectively.

	Three months ended March 31,
	2023	2022
	(in thousands)
United States	$44,981	$36,023
International	7,055	5,348
Total net revenue	$52,036	$41,371

Net Revenue. Net revenue increased $10.7 million, or 26%, from $41.4 million during the three months ended March 31, 2022 to $52.0 million during the corresponding period in 2023. Strengthening of the U.S. dollar reduced net revenue growth for the three months ended March 31, 2023 by 1.3% as compared to the prior year. U.S net revenue was $45.0 million for the three months ended March 31, 2023, representing growth of 25% compared to the prior year. U.S. net revenue growth was primarily the result of sales force expansion and new product launches. International revenue for the three months ended March 31, 2023 was $7.1 million, representing growth of 32% compared to the prior year. Strengthening of the U.S. dollar reduced international net revenue growth for the three months ended March 31, 2023 by approximately 10.3% as compared to the prior year. International revenue growth was driven primarily by our operations in South Africa, Australia and the United Kingdom.

Cost of Goods Sold and Gross Profit Margin. Cost of goods sold increased $2.1 million, or 31%, from $6.8 million during the three months ended March 31, 2022 to $8.9 million during the corresponding period in 2023, primarily due to increased variable costs from higher net revenue combined with an increase in outbound freight costs and excess and obsolete inventory costs during the three months ended March 31, 2023. As a result, gross profit margin for the three months ended March 31, 2023 decreased to 82.9%, compared to 83.6% in the same period of 2022.

Research and Development Expenses. Research and development expenses increased $1.3 million, or 22%, from $5.8 million during the three months ended March 31, 2022 to $7.1 million as compared to the corresponding period in 2023. The increase in research and development expenses was primarily due to additional investments in new product development, clinical studies and our quality management system.

Selling, General, and Administrative Expenses. Selling, general and administrative expenses increased $6.6 million, or 18%, from $37.2 million in the three months ended March 31, 2022 to $43.8 million during the corresponding period in 2023. The increase in selling, general, and administrative expenses was primarily driven by investments in sales and marketing, including commercial team expansion both in the U.S. and in our international markets, increased variable sales representative commission expense related to U.S. net revenue growth and increased U.S. marketing and medical education programs.

Interest Expense. Interest expense increased to $1.2 million for the three months ended March 31, 2023 from $0.7 million for the three months ended March 31, 2022 primarily due to higher levels of outstanding debt and higher interest rates on our outstanding debt.

Liquidity and Capital Resources

As of March 31, 2023 and December 31, 2022, we had cash of $85.9 million and $38.5 million, and an accumulated deficit of $76.8 million and $67.8 million, respectively. We maintain cash balances with financial institutions in excess of insured limits.

As of March 31, 2023, we had $30.0 million principal amount outstanding and $10.0 million borrowing capacity under the Midcap Term Loan (as defined below) as well as $0 outstanding and $50.0 million borrowing capacity under the Midcap Revolving Loan (as defined below). As of March 31, 2023, we also had $15.4 million outstanding under the Zions Facility (as defined below).

We believe that our existing cash, additional available borrowings under our amended Midcap Credit Agreements (as defined below) and expected revenues will be sufficient to meet our capital requirements and fund our operations for the next 12 months.

Our primary sources of capital from inception through March 31, 2023 have been from cash flows from operations, private placements of securities, proceeds from our public offerings and the incurrence of indebtedness. On January 30, 2023, we completed the Offering of 6,500,000 shares of our common stock at an offering price of $17.00 per share, which consisted of 3,750,000 shares of common stock issued and sold by us and 2,750,000 shares of common stock sold by certain selling securityholders. On February 17, 2023, the underwriters exercised in full their option to purchase an additional 562,500 shares and 412,500 shares of common stock from the us and the selling securityholders, respectively. We received aggregate net proceeds from the Offering of approximately $68.5 million, after deducting underwriting discounts and commissions and offering expenses payable by us. We did not receive any of the proceeds from the sale of shares of common stock by the selling securityholders.

Long-Term Obligations

MidCap Credit Agreements

On May 6, 2021, we entered into a new credit agreement with MidCap Financial Trust to provide a total of $70.0 million in total borrowing including up to a $30.0 million revolving loan (“MidCap Revolving Loan”) and up to a $40.0 million term loan (“MidCap Term Loan”), secured by substantially all of our assets (“MidCap Credit Agreements”). The MidCap Term Loan was comprised of two tranches, the first of which provided a commitment amount of $10.0 million, and the second a commitment of $30.0 million. The MidCap Term Loan and Midcap Revolving Loan bore a variable interest rate of LIBOR plus 6% and LIBOR plus 3%, respectively, and mature on the earlier of May 1, 2026 or a change in control event (the "Termination Date"). The entire principal balances of the MidCap Revolving Loan and MidCap Term Loan are due on the Termination Date. Interest payments are payable monthly, with optional principal prepayments allowed under the MidCap Credit Agreements. The Midcap Credit Agreements required us to maintain minimum net product sales and minimum consolidated EBITDA, (each term as defined in the Midcap Credit Agreements), for the preceding twelve month period.

On November 9, 2022, we entered into an amendment to the MidCap Credit Agreements. The amendment to the Midcap Revolving Loan provides up to $50.0 million in total borrowing capacity. The MidCap amendments modified the MidCap Credit Agreements to include provisions related to the transition from the LIBOR Interest Rate plus Applicable Margin to the SOFR Interest Rate plus Applicable Margin, maintaining the Applicable Margin of 6% under the MidCap Term Loan and increasing the Applicable Margin from 3% to 3.75% under the Midcap Revolving Loan. In addition, the MidCap amendments amended certain covenants, terms and provisions in the Midcap Credit Agreements to, among other things, modify the covenant levels for the Minimum Net Product Sales financial covenant and to remove the Minimum Consolidated EBITDA financial covenant. As of March 31, 2023, we were in compliance with all financial covenants under the amended Midcap Credit Agreements.

Zions Term Loan Facility

On March 24, 2022, we entered into a secured term loan facility (the “Zions Facility”) with Zions Bancorporation, N.A., dba Vectra Bank Colorado, in the principal amount of $16.0 million. The loans under the Zions Facility (i) bear interest at a variable rate per annum equal to the sum of (a) a one-month Term SOFR based rate, plus (b) 1.75%, adjusted on a monthly basis and (ii) mature on March 24, 2037. Principal and interest payments are payable monthly, with optional prepayments allowed without premium or penalty. We used the Zions Facility to finance the purchase of our Denver, Colorado headquarters.

Effective as of November 10, 2022, we entered into the First Amendment to the Zions Facility. The amendment to the Zions Facility amends the financial covenants to require us to maintain (i) the Liquidity Ratio, if the Cash Flow as of the last day of any quarter measured on a trailing three month basis is less than or equal to $0, and (ii) the Fixed Charge Coverage Ratio which will be calculated as of the last day of each quarter on a trailing four quarter basis, as well as a certain level of Liquidity, if the Cash Flow is greater than $0. In addition, a Net Revenue Growth covenant was added which will be calculated as of the last day of each quarter on a year-over-year basis. As of March 31, 2023, we were in compliance with all financial covenants under the amended Zions Facility.

Funding Requirements

We use our cash to fund our operations, which primarily include the costs of purchasing our foot and ankle orthopedic implants and disposables and associated instrumentation, as well as our operating expenses, including research and development and selling, general and administrative. We have invested heavily in both research and development and expansion of our sales and marketing functions and expect to continue to make substantial investments in these areas. We have also made significant investments in general and administrative expense as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") and the New York Stock Exchange ("NYSE") listing standards, additional insurance expenses, investor relations activities, and other administrative and professional services. While we do not expect to make significant incremental investments in general administrative expense, we expect our operating expenses to increase for the foreseeable future as we continue to invest in expanding our research and development initiatives and as we continue to expand our sales and marketing infrastructure and programs to both drive and support anticipated sales growth. We have based our projected operating requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development, and commercialization of our products, we are unable to estimate the exact amount of our operating capital requirements. The timing and amount of our operating expenditures will depend on many factors, including:

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
•
the costs associated with being a public company; and
•
the costs associated with any adverse market conditions or other macroeconomic factors.

As a result of these and other factors, although not anticipated at this time, we may require additional financing to fund our operations and planned growth. We may also seek additional financing opportunistically. We may seek to raise any additional capital by entering into partnerships or through public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. Additional funds may not be available to us on acceptable terms or at all. If we fail to obtain necessary capital when needed on acceptable terms, or at all, we could be forced to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. If we raise additional capital through collaborations agreements, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product or grant licenses that may not be favorable to us. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets. In addition, market conditions impacting financial institutions could impact our ability to access some or all of our cash, cash equivalents and marketable securities, and we may be unable to obtain alternative funding when and as needed on acceptable terms, if at all.

Cash Flows

The following table sets forth the primary sources and uses of cash for the periods presented:

	Three months ended March 31,		Change
	2023	2022	Amount	%
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(14,060)	$(9,503)	$(4,557)	(48)%
Investing activities	(7,552)	(41,636)	34,084	82%
Financing activities	69,367	35,570	$33,797	95%
Effect of exchange rate changes on cash	(340)	(136)	(204)	*
Net increase (decrease) in cash	$47,415	$(15,705)	$63,120	*

* Not Meaningful

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 was $14.1 million, consisting primarily of net loss of $9.1 million offset by non-cash expenses of $6.8 million, which primarily consisted of $3.2 million of stock-based compensation expense and $3.1 million of depreciation and amortization, and negative changes in working capital of $11.8 million, including a $9.0 million legal settlement payment and a net inventory increase of $8.4 million, partially offset by an increase in accounts payable of $5.6 million and a reduction in accounts receivable of $0.4 million.

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

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2023 was $7.6 million, consisting primarily of surgical instrumentation purchases plus other purchases of property, plant and equipment.

Net cash used in investing activities for the three months ended March 31, 2022 was $41.6 million, consisting primarily of our purchase of the assets of Disior for $18.2 million, the purchase of our office building of $18.3 million plus purchases of surgical instrumentation and other property, plant and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2023 was $69.4 million, consisting primarily of $68.5 million of proceeds from the issuance of common stock, net of issuance costs related to the Offering on January 30, 2023 and $1.6 million of proceeds from the exercise of stock options.

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

During the three months ended March 31, 2023, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Recently Issued Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements included in this quarterly report for recently adopted pronouncements as of the date of this report.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We may in the ordinary course of business face various claims brought by third parties and we may, from time to time, make claims or take legal actions to assert our rights, including intellectual property rights as well as claims relating to employment matters and the safety or efficacy of our products. Any of these claims could cause us to incur substantial costs and, while we generally believe that we have adequate insurance to cover many different types of liabilities, our insurance carriers may deny coverage, may be inadequately capitalized to pay on valid claims, or our policy limits may be inadequate to fully satisfy any associated costs, damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our operations, cash flows and financial position. Additionally, any such claims, whether or not successful, could damage our reputation and business. We were not involved in any legal proceedings as of March 31, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

The following exhibits are included within or incorporated herein by reference.

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit	Date Filed	File Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Paragon 28, Inc.	8-K	3.1	10/19/2021	001-40902
3.2	Amended and Restated Bylaws	8-K	3.2	10/19/2021	001-40902
4.1	Form of Common Stock Certificate	S-1/A	4.2	10/08/2021	333-259789
4.2	Amended and Restated Investors’ Rights Agreement, dated as of July 28, 2020, by and between Paragon 28, Inc. and the investors party thereto.	S-1	4.3	09/24/2021	333-259789
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report are deemed furnished and not filed with the U.S. Securities and Exchange Commission and are not to be incorporated by reference into any filing of Paragon 28, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARAGON 28, INC.

Date: May 4, 2023	By:	/s/ Albert DaCosta
	Name:	Albert DaCosta
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2023	By:	/s/ Stephen M. Deitsch
	Name:	Stephen M. Deitsch
	Title:	Chief Financial Officer (Principal Financial Officer)