Form 10-Q
period 2023-06-30
Paragon 28, Inc.
filed 2023-08-02
CIK 1531978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 27, 2023, there were 82,545,078 shares of the registrant's common stock, $0.01 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. All statements other than statements of historical fact contained in this Quarterly Report, including without limitation statements regarding our business model and strategic plans for our products, technologies and business, including our implementation thereof, the impact on our business, financial condition and results of operations from macroeconomic conditions, the timing of and our ability to obtain and maintain regulatory approvals, our commercialization efforts, our acquisitions, including resulting synergies and future milestone payouts, marketing and manufacturing capabilities and strategy, our expectations about the commercial success and market acceptance of our products, the sufficiency of our cash, cash equivalents and marketable securities, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements.

The forward-looking statements in this Quarterly Report are only predictions and are based largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of known and unknown risks, uncertainties, and assumptions, including those described under the sections in this Quarterly Report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely upon these forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. We intend the forward-looking statements contained in this Quarterly Report to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash	$56,747	$38,468
Trade receivables	34,331	37,687
Inventories, net	85,225	60,948
Income taxes receivable	870	615
Other current assets	3,257	4,658
Total current assets	180,430	142,376

Property and equipment, net	70,936	61,938
Intangible assets, net	21,921	22,387
Goodwill	25,465	25,465
Deferred income taxes	319	148
Other assets	1,766	1,795
Total assets	$300,837	$254,109

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$29,681	$14,939
Accrued expenses	24,390	26,807
Accrued legal settlement	—	22,000
Other current liabilities	1,700	3,844
Current maturities of long-term debt	652	728
Income taxes payable	20	184
Total current liabilities	56,443	68,502

Long-term liabilities:
Long-term debt net, less current maturities	42,259	42,182
Other long-term liabilities	1,842	1,628
Deferred income taxes	620	342
Income taxes payable	635	527
Total liabilities	101,799	113,181

Commitments and contingencies (Note 11)

Stockholders' equity:
Common stock, $0.01 par value, 300,000,000 shares authorized; 83,449,565 and 78,684,107 shares issued, and 82,536,046 and 77,770,588 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	824	776
Additional paid in capital	292,350	213,956
Accumulated deficit	(87,739)	(67,789)
Accumulated other comprehensive loss	(415)	(33)
Treasury stock, at cost; 913,519 shares as of June 30, 2023 and December 31, 2022	(5,982)	(5,982)
Total stockholders' equity	199,038	140,928
Total liabilities & stockholders' equity	$300,837	$254,109

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenue	$51,009	$42,498	$103,045	$83,869
Cost of goods sold	8,858	7,638	17,764	14,429
Gross profit	42,151	34,860	85,281	69,440

Operating expenses:
Research and development costs	7,683	5,990	14,732	11,763
Selling, general, and administrative	43,827	37,948	87,647	75,190
Total operating expenses	51,510	43,938	102,379	86,953
Operating loss	(9,359)	(9,078)	(17,098)	(17,513)

Other (expense) income :
Other (expense) income	(467)	652	(646)	551
Interest expense, net	(803)	(1,104)	(2,008)	(1,772)
Total other expense, net	(1,270)	(452)	(2,654)	(1,221)
Loss before income taxes	(10,629)	(9,530)	(19,752)	(18,734)
Income tax expense	269	73	198	105
Net loss	$(10,898)	$(9,603)	$(19,950)	$(18,839)
Foreign currency translation adjustment	(283)	(593)	(382)	(917)
Comprehensive loss	$(11,181)	$(10,196)	$(20,332)	$(19,756)
Weighted average number of shares of common stock outstanding:
Basic	82,373,441	76,481,709	81,536,607	76,465,082
Diluted	82,373,441	76,481,709	81,536,607	76,465,082
Net loss per share attributable to common stockholders:
Basic	$(0.13)	(0.13)	$(0.24)	$(0.25)
Diluted	$(0.13)	(0.13)	$(0.24)	$(0.25)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for number of shares)

(unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Accumulated	Comprehensive	Treasury	Stockholders'
For the Three Months Ended June 30, 2023	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance, March 31, 2023	82,306,873	$821	$287,286	$(76,841)	$(132)	$(5,982)	$205,152
Net loss	—	—	—	(10,898)	—	—	(10,898)
Offering costs associated with public offering	—	—	4	—	—	—	4
Options exercised	192,027	3	840	—	—	—	843
Foreign currency translation	—	—	—	—	(283)	—	(283)
Employee stock purchase plan	37,146	—	620	—	—	—	620
Stock-based compensation	—	—	3,600	—	—	—	3,600
Balance, June 30, 2023	82,536,046	$824	$292,350	$(87,739)	$(415)	$(5,982)	$199,038

For the Six Months Ended June 30, 2023
Balance December 31, 2022	77,770,588	$776	$213,956	$(67,789)	$(33)	$(5,982)	$140,928
Net loss	—	—	—	(19,950)	—	—	(19,950)
Issuance of common stock, net of issuance costs of $827	4,312,500	43	68,410	—	—	—	68,453
Options exercised	415,812	5	2,460	—	—	—	2,465
Foreign currency translation	—	—	—	—	(382)	—	(382)
Employee stock purchase plan	37,146	—	742	—	—	—	742
Stock-based compensation	—	—	6,782	—	—	—	6,782
Balance, June 30, 2023	82,536,046	$824	$292,350	$(87,739)	$(415)	$(5,982)	$199,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for number of shares)

(unaudited)

					Accumulated
					Other		Total
	Common Stock		Additional	Accumulated	Comprehensive	Treasury	Stockholders'
For the Three Months Ended June 30, 2022	Shares	Amount	Paid-in-Capital	Deficit	Loss	Stock	Equity
Balance, March 31, 2022	76,449,162	$763	$199,736	$(9,699)	$(316)	$(5,982)	$184,502
Net loss	—	—	—	(9,603)	—	—	(9,603)
Options exercised	88,406	1	288	—	—	—	289
Foreign currency translation	—	—	—	—	(593)	—	(593)
Stock-based compensation	—	—	2,343	—	—	—	2,343
Balance, June 30, 2022	76,537,568	$764	$202,367	$(19,302)	$(909)	$(5,982)	$176,938

For the Six Months Ended June 30, 2022
Balance December 31, 2021	76,447,287	$763	$197,868	$(463)	$8	$(5,982)	$192,194
Net loss	—	—	—	(18,839)	—	—	(18,839)
Common stock repurchase	—	—	(266)	—	—	—	(266)
Options exercised	90,281	1	300	—	—	—	301
Foreign currency translation	—	—	—	—	(917)	—	(917)
Stock-based compensation	—	—	4,465	—	—	—	4,465
Balance, June 30, 2022	76,537,568	$764	$202,367	$(19,302)	$(909)	$(5,982)	$176,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(19,950)	$(18,839)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,414	6,566
Allowance for doubtful accounts	147	—
Reversal of excess and obsolete inventories	(205)	(446)
Stock-based compensation	6,782	4,465
Other	714	(1,514)
Changes in other assets and liabilities, net of acquisitions:
Accounts receivable	3,138	(6,825)
Inventories	(23,895)	(11,518)
Accounts payable	14,745	1,537
Accrued expenses	1,845	1,992
Accrued legal settlement	(22,000)	—
Income tax receivable/payable	(359)	454
Other assets and liabilities	(779)	289
Net cash used in operating activities	(33,403)	(23,839)

Cash flows from investing activities
Purchases of property and equipment	(15,354)	(29,204)
Proceeds from sale of property and equipment	635	519
Purchases of intangible assets	(544)	(783)
Acquisition of Disior, net of cash received	—	(18,504)
Net cash used in investing activities	(15,263)	(47,972)

Cash flows from financing activities
Proceeds from draw on term loan	—	20,000
Proceeds from issuance of long-term debt	—	16,000
Payments on long-term debt	(396)	(178)
Payments of debt issuance costs	—	(405)
Proceeds from issuance of common stock, net of issuance costs	68,453	—
Proceeds from exercise of stock options	2,464	300
Proceeds from employee stock purchase plan	560	—
Payments on earnout liability	(4,250)	—
Net cash provided by financing activities	66,831	35,717

Effect of exchange rate changes on cash	114	(256)
Net increase (decrease) in cash	18,279	(36,350)
Cash at beginning of period	38,468	109,352
Cash at end of period	$56,747	$73,002

Supplemental disclosures of cash flow information:
Restricted cash (Note 5)	$2,250	$—
Cash paid for taxes	456	386
Cash paid for interest	2,068	1,520
Purchase of property and equipment included in accounts payable	5,617	3,088

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

Basis of Presentation and Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of Paragon 28, Inc. and its subsidiaries, all of which are wholly-owned. The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information required by U.S. GAAP for complete financial statements. The interim Condensed Consolidated Financial Statements reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair representation of the results for the periods presented and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2022, which include a complete set of footnote disclosures. The audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2022 are included in the Company’s Annual filing on Form 10-K filed with the SEC on March 2, 2023. The results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period. All intercompany balances and transactions have been eliminated in consolidation.

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

Significant Accounting Policies

There have been no changes in the Company's significant accounting policies as disclosed in Note 2 to our audited Consolidated Financial Statements included in our 2022 Annual Report on Form 10-K.

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

NOTE 3. BUSINESS COMBINATION

Disior Acquisition

On January 10, 2022 (“Disior Acquisition Date”), the Company entered into a Securities Purchase Agreement (“SPA”) with Disior LTD. (“Disior”) and acquired 100% of the outstanding equity of Disior (the “Disior Acquisition”).

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

Fair Value
Developed technology	$6,400
Tradenames	400
$6,800

The entire amount of the purchase price allocated to goodwill will not be deductible for income tax purposes under the Finnish Income Tax Act.

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

As of June 30, 2023 and December 31, 2022, goodwill was $25,465.

Intangibles

Intangible assets as of June 30, 2023 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and tradenames, indefinite-lived	$941	$—	$941
Patents, definite-lived	7,175	2,508	4,667
Customer relationships	1,733	424	1,309
Developed technology	17,690	2,695	14,995
Other intangibles	30	21	9
Total intangible assets, net	$27,569	$5,648	$21,921

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

Intangible assets as of December 31, 2022, are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks, indefinite-lived	$901	$—	$901
Patents, definite-lived	6,671	2,370	4,301
Customer relationships	1,733	279	1,454
Developed technology	17,690	1,973	15,717
Other intangibles	30	16	14
Total intangible assets, net	$27,025	$4,638	$22,387

Amortization expense is included in Selling, general, and administrative expenses and was $508 and $1,079 for the three months ended June 30, 2023 and 2022, respectively. Amortization expense for the six months ended June 30, 2023 and 2022 totaled $1,011 and $1,850, respectively.

Expected future amortization expense is as follows:

2023 (Remaining)	$1,017
2024	1,978
2025	1,938
2026	1,938
2027	1,938

No impairment charges related to intangibles and goodwill were recorded for the three and six months ended June 30, 2023 and 2022.

NOTE 5. CONTINGENT EARN-OUT CONSIDERATION

The following table provides a reconciliation of our Level 3 earn-out liabilities for the six months ended June 30, 2023:

Balance, December 31, 2022	$3,640
Achieved milestones reclassified to accrued expenses	(2,000)
Change in fair value of earn-out liabilities	320
Balance, June 30, 2023	$1,960

The current portion of contingent earn-out liability is included in Other-current liabilities and the non-current portion is included in Other long-term liabilities on the Condensed Consolidated Balance Sheets. As of June 30, 2023, the current portion was $1,420 and the non-current portion was $540. During the three and six months ended June 30, 2023, we reassessed the estimate of the earn-out liabilities which resulted in a net increase of $240 and $320, recorded in Other expense within the Condensed Consolidated Statement of Operations and Comprehensive Loss for the three and six months ended June 30, 2023, respectively.

As of December 31, 2022 three project milestones associated with the Disior acquisition and two project milestones associated with the Additive Orthopaedics acquisition were included in Accrued expenses on the Consolidated Balance Sheet totaling $5,000 and $1,500, respectively. During the six months ended June 30, 2023, $500 was paid in cash for one of the Additive Orthopaedics milestones and $3,750 of the $5,000 accrued for the Disior milestones was paid in cash. As of June 30, 2023, the remaining $1,250 related to the Disior milestones and the remaining $1,000 related to the Additive Orthopaedics milestone were included in Accrued expenses on the Condensed Consolidated Balance Sheet. The total $2,250 accrual is included as restricted cash within the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2023. Additionally, during the second quarter of 2023, the Company completed the fourth project milestone related to the Disior acquisition totaling $2,000 which is also included in Accrued expenses on the Condensed Consolidated Balance Sheet as of June 30, 2023. For additional information on the Additive Orthopaedics acquisition refer to Note 3 to our Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

NOTE 6. DEBT

Long-term debt as of June 30, 2023 and December 31, 2022 consists of the following:

	June 30, 2023	December 31, 2022
MidCap Term Loan	$30,000	$30,000
Zions Term Loan	15,253	15,573
Bank of Ireland Note Payable	12	86
	45,265	45,659
Less: deferred issuance costs	(2,354)	(2,749)
Total debt, net of issuance costs	42,911	42,910
Less: current portion	(652)	(728)
Long-term debt, net, less current maturities	$42,259	$42,182

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

On November 9, 2022, the Company entered into an amendment to the MidCap Credit Agreements. The amendment to the Midcap Revolving Loan provides up to $50,000 in total borrowing capacity. The MidCap amendments modified the MidCap Credit Agreements to include provisions related to the transition from the LIBOR Interest Rate plus Applicable Margin to the SOFR Interest Rate plus Applicable Margin, maintaining the Applicable Margin of 6% under the MidCap Term Loan and increasing the Applicable Margin from 3% to 3.75% under the Midcap Revolving Loan. In addition, the MidCap amendments amended certain covenants, terms and provisions in the Midcap Credit Agreements to, among other things, modify the covenant levels for the Minimum Net Product Sales financial covenant and to remove the Minimum Consolidated EBITDA financial covenant. As of June 30, 2023, the Company was in compliance with all financial covenants under the amended Midcap Credit Agreements. Total debt issuance costs associated with the MidCap Credit Agreements were $2,127. Amortization expense associated with such debt issuance costs totaled $185 and $369 for the three and six months ended June 30, 2023, respectively, and $175 and $248 for the three and six months ended June 30, 2022, respectively, and is included in Interest expense on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

Effective as of November 10, 2022, the Company entered into the First Amendment to the Zions Facility. The amendment to the Zions Facility amends the financial covenants to require the Company to maintain (i) the Liquidity Ratio, if the Cash Flow as of the last day of any quarter measured on a trailing three month basis is less than or equal to $0, and (ii) the Fixed Charge Coverage Ratio which will be calculated as of the last day of each quarter on a trailing four quarter basis, as well as a certain level of Liquidity, if the Cash Flow is greater than $0. In addition, a Net Revenue Growth covenant was added which will be calculated as of the last day of each quarter on a year-over-year basis. As of June 30, 2023, the Company was in compliance with all financial covenants under the amended Zions Facility. Total debt issuance costs associated with the Zions Facility were $228. Amortization expense associated with such debt issuance costs totaled $4 and $8 for the three and six months ended June 30, 2023 and is included in Interest expense on the Consolidated Statements of Operations and Comprehensive Loss, respectively and totaled $4 for the three and six months ended June 30, 2022.

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

Common Stock

On January 30, 2023, the Company completed an underwritten public offering (“the Offering”) of 6,500,000 shares of its common stock at an offering price of $17.00 per share, which consisted of 3,750,000 shares of common stock issued and sold by the Company and 2,750,000 shares of common stock sold by certain selling securityholders. On February 17, 2023, the underwriters exercised in full their option to purchase an additional 562,500 shares and 412,500 shares of common stock from the Company and the selling securityholders, respectively.

The Company received aggregate net proceeds from the Offering of approximately $68,453 after deducting underwriting discounts and commissions and offering expenses payable by the Company. The selling securityholders received aggregate net proceeds from the Offering of approximately $50,700 after deducting underwriting discounts and commissions. The Company did not receive any of the proceeds from the sale of shares of Common Stock by the selling securityholders.

Treasury Stock

The Company did not purchase any of its common stock during the six months ended June 30, 2023 and 2022. All previously repurchased shares were recorded in Treasury stock at cost.

NOTE 8. LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common stockholders (the numerator) by the weighted average number of common stock outstanding for the period (the denominator). Diluted net income per share of common stock attributable to common stockholders is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period adjusted for the dilutive effects of common stock equivalents using the treasury stock method or the method based on the nature of such securities. In periods when losses from operations are reported, the weighted-average number of shares of common stock outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. The computation of net loss per share for the three and six months ended June 30, 2023 and 2022, respectively was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(10,898)	$(9,603)	$(19,950)	$(18,839)

Weighted-average common stock outstanding:
Basic	82,373,441	76,481,709	81,536,607	76,465,082
Diluted	82,373,441	76,481,709	81,536,607	76,465,082

Loss per share:
Basic	$(0.13)	$(0.13)	$(0.24)	$(0.25)
Diluted	$(0.13)	$(0.13)	$(0.24)	$(0.25)

The following outstanding potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their impact would have been antidilutive for the period presented:

	As of June 30,
	2023	2022
Stock options	6,154,824	7,925,752
Restricted stock units	1,339,989	137,178

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

NOTE 9. STOCK-BASED COMPENSATION

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“ESPP”) provides participating employees with the opportunity to purchase the Company’s common stock at 85% of the market price at the lesser of the date the purchase right is granted or exercisable. Eligible employees can contribute up to 15% of their gross base earnings for purchases under the ESPP through regular payroll deductions, limited to $25,000 worth of the Company’s shares of common stock for each calendar year in which the purchase right is outstanding. The Company currently holds offerings consisting of six month periods commencing on January 1st and July 1st of each calendar year, with a single purchase date at the end of the purchase period on June 30th and December 31st of each calendar year.

The Company issued 37,146 shares upon exercise of purchase rights during the three and six months ended June 30, 2023. The Company recognizes compensation expense on a straight-line basis over the service period. During the three and six months ended June 30, 2023, the Company recognized $60 and $182, respectively, of compensation expense related to the ESPP. No such shares were issued, nor was any compensation expense related to the ESPP recognized during the three and six months ended June 30, 2022.

Stock Options

The following table summarizes the Company’s stock option plan and the activity for the six months ended June 30, 2023:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding, December 31, 2022	6,538,536	$10.02	7.36
Granted	225,000	18.33
Exercised or released	(365,273)	6.75
Forfeited or expired	(243,439)	15.42
Outstanding, June 30, 2023	6,154,824	$10.30	7.11
Exercisable, June 30, 2023	3,985,190	$7.97	6.46
Vested and expected to vest at June 30, 2023	6,146,498	$10.29	7.11

During the three months ended June 30, 2023 and 2022, the Company recognized $1,840 and $2,083, respectively, of compensation expense related to stock options. During the six months ended June 30, 2023 and 2022, the Company recognized $3,596 and $4,097, respectively of compensation expense related to stock options. Stock-based compensation expenses are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Restricted Stock Units

The following table summarizes the Company’s restricted stock units activity for the six months ended June 30, 2023.

	Restricted Stock Units	Weighted-Average Fair Value
Outstanding, December 31, 2022	964,054	$17.74
Granted	571,269	17.93
Vested	(50,539)	16.82
Forfeited or expired	(144,795)	17.81
Outstanding, June 30, 2023	1,339,989	$17.85
Vested and expected to vest at June 30, 2023	1,324,884	$17.85

During the three and six months ended June 30, 2023, the Company recognized $1,760 and $3,186, respectively, of compensation expense related to RSUs. During the three and six months ended June 30, 2022, the Company recognized $369 of compensation expense related to RSUs in each period. Stock-based compensation expenses are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

NOTE 10. INCOME TAXES

The effective tax rates for the six months ended June 30, 2023 and 2022 are as follows:

	Six Months Ended June 30,
	2023	2022
Effective tax rate	(0.973%)	(0.546%)

For the three months ended June 30, 2023 and 2022, the Company recorded tax expense of $269 and $73, respectively. For six months ended June 30, 2023 and 2022, the Company recorded tax expense of $198 and $105, respectively.

The Company’s 2023 and 2022 income tax expense and rates differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of the U.S., Finland, Germany, UK and Italy jurisdictions that have a full valuation allowance recorded on deferred tax assets. In addition, the tax rate is lower than the U.S. statutory federal tax rate as a result of foreign earnings that are taxed at lower tax rates.

The Company continues to monitor the realization of its deferred tax assets and assesses the need for a valuation allowance in other jurisdictions. The Company analyzes available positive and negative evidence to determine if a valuation allowance is needed based on the weight of the evidence. This objectively verifiable evidence includes the current and prior two years' profit and loss positions after considering pre-tax book income plus or minus permanent adjustments as well as other positive and negative evidence available. This process requires management to make estimates, assumptions, and judgments that are uncertain in nature. The Company has established a valuation allowance with respect to deferred tax assets in the U.S., Finland, Germany, UK and Italy and continues to monitor and assess potential valuation allowances in all its jurisdictions.

NOTE 11. COMMITMENTS AND CONTIGENCIES

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

On November 28, 2022, the Company entered into a settlement agreement with Stryker Corp. to settle two complaints filed against the Company and any Company counter claims for a total amount of $26,000 paid by the Company to Stryker Corp (the “Settlement Amount”). The Settlement Amount was scheduled to be paid by the Company in three separate installments consisting of: (i) $5,000 on or by December 16, 2022, (ii) $8,000 at any time between January 1, 2023 and January 16, 2023, and (iii) $13,000 at any time between April 1, 2023 and April 17, 2023. As of June 30, 2023, the Company remitted all three payments. For additional information refer to Note 14 of our Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

NOTE 12. RELATED PARTY TRANSACTIONS

The Company has a license agreement dated July 1, 2017 for certain intellectual property with an entity that is affiliated with one of the directors of the Company, under which the Company pays a royalty of four percent (4%) of net revenue related to the licensed intellectual property for the 15 years following the date of first sale, including a minimum annual payment of $250. The term of the agreement is 20 years, and automatically renews for five-year periods thereafter. Payments to the entity under this license agreement totaled $156 and $30 for the three months ended June 30, 2023 and 2022, respectively. Payments to the entity under this license agreement totaled $201 and $193 for the six months ended June 30, 2023 and 2022, respectively. Amounts payable to this entity as of June 30, 2023 and December 31, 2022 were $89 and $164, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

The Company paid professional services fees to a related party totaling $115 and $141 for the three months ended June 30, 2023 and 2022, respectively, and such fees are included in Selling, general, and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company paid professional services fees to a related party totaling $115 and $266 for the six months ended June 30, 2023 and 2022, respectively. Amounts payable as of June 30, 2023 and December 31, 2022 to this related party were $143 and $0, respectively.

NOTE 13. SEGMENT AND GEOGRAPHIC INFORMATION

The following table represents total net revenue by geographic area, based on the location of the customer for the three and six months ended June 30, 2023 and 2022, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$42,264	$36,798	$87,245	$72,821
International	8,745	5,700	15,800	11,048
Total net revenue	$51,009	$42,498	$103,045	$83,869

No individual country with net revenue originating outside of the United States accounted for more than 10% of consolidated net revenue for three and six months ended June 30, 2023 and 2022.

The following table represents total non-current assets, excluding deferred taxes, by geographic area as of June 30, 2023 and December 31, 2022, respectively.

	June 30, 2023	December 31, 2022
United States	$86,973	$79,458
Finland	25,311	25,581
Other International	7,804	6,546
Total assets	$120,088	$111,585

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

Net revenue increased from $42.5 million for the three months ended June 30, 2022 to $51.0 million for the three months ended June 30, 2023, an increase of 20%, and from $83.9 million for the six months ended June 30, 2022 to $103.0 million for the six months ended June 30, 2023, an increase of 23%.

Net loss increased from $9.6 million for the three months ended June 30, 2022 to $10.9 million for the three months ended June 30, 2023, and from $18.8 million for the six months ended June 30, 2022 to $20.0 million for the six months ended June 30, 2023.

Adjusted EBITDA improved from negative $3.2 million for the three months ended June 30, 2022 to negative $2.6 million for the three months ended June 30, 2023, and from negative $6.5 million for the six months ended June 30, 2022 to negative $4.0 million for the six months ended June 30, 2023. Adjusted EBITDA is not a financial measure under U.S. generally accepted accounting principles (GAAP). See “Non-GAAP Financial Measures” for an explanation of how we compute this non-GAAP financial measure and for the reconciliation to the most directly comparable GAAP financial measure.

As of December 31, 2022 and June 30, 2023, we had cash of $38.5 million and $56.7 million and an accumulated deficit of $67.8 million and $87.7 million, respectively.

Emerging Growth Company

As an emerging growth company under the JOBS Act we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. We have elected to avail ourselves of this exemption and, therefore, while we are an emerging growth company, we will not be subject to new or revised accounting standards at the same time that they become applicable to other public companies that are not emerging growth companies. As a result, our financial statements and interim financial statements may not be comparable to companies that comply with new or revised accounting pronouncements. However, we will no longer qualify as an emerging growth company as of December 31, 2023 and will no longer be able to take advantage of the extended transition period. Therefore, as of December 31, 2023, we will be required to adopt new or revised accounting standards when they are applicable to public companies that are not emerging growth companies.

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
•
Adjusted EBITDA also does not reflect changes in, or cash requirements for, our working capital needs or the potentially dilutive impact of stock-based compensation; and
•
Adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debt that we may incur.

Because of these and other limitations, you should consider our non-GAAP measures only as supplemental to other GAAP-based financial measures. For a full reconciliation of Adjusted EBITDA to the most comparable GAAP financial measure, see “Reconciliation Between GAAP and Non-GAAP Measure.”

Reconciliation Between GAAP and Non-GAAP Measure

We define Adjusted EBITDA as earnings (loss) before interest expense, income tax expense (benefit), depreciation and amortization, stock-based compensation expense, employee stock purchase plan expense, non-recurring expenses and certain other non-cash expenses. For a full reconciliation of Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022 to the most comparable GAAP financial measure, refer to the presentation below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net loss	$(10,898)	$(9,603)	$(19,950)	$(18,839)
Interest expense, net	803	1,104	2,008	1,772
Income tax expense	269	73	198	105
Depreciation and amortization expense	3,297	3,536	6,414	6,566
Stock based compensation expense	3,600	2,343	6,782	4,465
Employee stock purchase plan expense	60	—	182	—
Change in fair value of earnout liability (1)	240	(620)	320	(540)
Adjusted EBITDA	$(2,629)	$(3,167)	$(4,046)	$(6,471)

------------------------------------------

(1) Represents non-cash change in the fair value of earnout liability for the three and six months ended June 30, 2023 and 2022.

Components of Our Results of Operations

Net Revenue

We derive our revenue from the sale of our foot and ankle orthopedic solutions, primarily implants. We also record as revenue any amounts billed to customers for shipping costs and record as cost of goods sold the actual shipping costs. We have elected to exclude from the measurement of the transaction price all taxes, such as sales, use, value-added, assessed by government authorities and collected from a customer. Therefore, revenue is recognized net of such taxes. In addition, we record revenue net of estimated losses for bad debt. No single customer accounted for 10% or more of our net revenue in the three and six months ended June 30, 2023 and 2022. We expect our net revenue to increase in the foreseeable future as we expand our sales territories, add new customers and increase the utilization of our products by our existing customers, though net revenue may fluctuate from quarter to quarter due to a variety of factors, including availability of reimbursement, the size and success of our sales force, the number of hospitals and physicians who are aware of and use our products and seasonality.

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

Interest Expense, net

Interest expense consists of interest incurred, amortization of financing costs and interest income earned during the reported periods.

Results of Operations

For the Three Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the periods presented:

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
	(in thousands)
Net revenue	$51,009	$42,498	$8,511	20%
Cost of goods sold	8,858	7,638	1,220	16%
Gross profit	42,151	34,860	7,291	21%

Operating expenses:
Research and development costs	7,683	5,990	1,693	28%
Selling, general, administrative	43,827	37,948	5,879	15%
Total operating expenses	51,510	43,938	7,572	17%
Operating loss	(9,359)	(9,078)	(281)	(3)%

Other (expense) income:
Other (expense) income	(467)	652	(1,119)	*
Interest expense, net	(803)	(1,104)	301	27%
Total other expense, net	(1,270)	(452)	(818)	*
Income tax expense	269	73	196	*
Net loss	$(10,898)	$(9,603)	$(1,295)	(13)%

------------------------------------------

* Not meaningful

The following table represents total net revenue by geographic area, based on the location of the customer for the three months ended June 30, 2023 and 2022, respectively.

	Three Months Ended June 30,
	2023	2022
	(in thousands)
United States	$42,264	$36,798
International	8,745	5,700
Total net revenue	$51,009	$42,498

Net Revenue. Net revenue increased $8.5 million, or 20%, from $42.5 million during the three months ended June 30, 2022 to $51.0 million during the corresponding period in 2023. Strengthening of the U.S. dollar reduced net revenue growth for the three months ended June 30, 2023 by 0.8% as compared to the prior year. U.S net revenue was $42.3 million for three months ended June 30, 2023, representing growth of 15% compared to the prior year. U.S. net revenue growth was primarily the result of sales force expansion and new product launches. International revenue for the three months ended June 30, 2023 was $8.7 million, representing growth of 53% compared to the prior year. Strengthening of the U.S. dollar reduced international net revenue growth for the three months ended June 30, 2023 by approximately 6.1% as compared to the prior year. International revenue growth was driven primarily by our operations in United Kingdom, Spain and Australia.

Cost of Goods Sold and Gross Profit Margin. Cost of goods sold increased $1.2 million, or 16%, from $7.6 million during the three months ended June 30, 2022 to $8.9 million during the corresponding period in 2023, primarily due to increased variable costs from higher net revenue combined with an increase in outbound freight costs. Gross profit margin for the three months ended June 30, 2023 increased to 82.6%, compared to 82.0% in the same period of 2022.

Research and Development Expenses. Research and development expenses increased $1.7 million, or 28%, from $6.0 million during the three months ended June 30, 2022 to $7.7 million as compared to the corresponding period in 2023. The increase in research and development expenses was primarily due to additional investments in new product development, international regulatory affairs, clinical studies and our quality management system.

Selling, General, and Administrative Expenses. Selling, general and administrative expenses increased $5.9 million, or 15%, from $37.9 million during the three months ended June 30, 2022 to $43.8 million during the corresponding period in 2023. The increase in selling, general, and administrative expenses was primarily driven by investments in sales and marketing, including commercial team expansion both in the U.S. and in our international markets, increased variable sales representative commission expense related to U.S. net revenue growth and increased U.S. marketing and medical education programs.

Interest Expense, net. Interest expense decreased to $0.8 million during the three months ended June 30, 2023 from $1.1 million for the three months ended June 30, 2022 due to an increase in interest income from investment accounts.

For the Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the period presented below:

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
	(in thousands)
Net revenue	$103,045	$83,869	$19,176	23%
Cost of goods sold	17,764	14,429	3,335	23%
Gross profit	85,281	69,440	15,841	23%

Operating expenses:
Research and development costs	14,732	11,763	2,969	25%
Selling, general, administrative	87,647	75,190	12,457	17%
Total operating expenses	102,379	86,953	15,426	18%
Operating loss	(17,098)	(17,513)	415	2%

Other (expense) income:
Other (expense) income	(646)	551	(1,197)	*
Interest expense, net	(2,008)	(1,772)	(236)	(13)%
Total other expense	(2,654)	(1,221)	(1,433)	*
Income tax expense	198	105	93	*
Net loss	$(19,950)	$(18,839)	$(1,111)	(6)%

------------------------------------------

* Not meaningful

The following table represents total net revenue by geographic area, based on the location of the customer for the six months ended June 30, 2023 and 2022, respectively.

	Six Months Ended June 30,
	2023	2022
	(in thousands)
United States	$87,245	$72,821
International	15,800	11,048
Total net revenue	$103,045	$83,869

Net Revenue. Net revenue increased $19.2 million, or 23%, from $83.9 million during the six months ended June 30, 2022 to $103.0 million during the corresponding period in 2023. Strengthening of the U.S. dollar reduced net revenue growth for the six months ended June 30, 2023 by 1.0% as compared to the prior year. U.S net revenue was $87.2 million for the six months ended June 30, 2023, representing growth of 20% compared to the prior year. U.S. net revenue growth was primarily the result of sales force expansion and new product launches. International revenue for the six months ended June 30, 2023 was $15.8 million, representing growth of 43% compared to the prior year. Strengthening of the U.S. dollar reduced international net revenue growth for the six months ended June 30, 2023 by approximately 8.1% as compared to the prior year. International revenue growth was driven primarily by our operations in United Kingdom, Spain and Australia.

Cost of Goods Sold and Gross Profit Margin. Cost of goods sold increased $3.3 million, or 23%, from $14.4 million during the six months ended June 30, 2022 to $17.8 million during the corresponding period in 2023, primarily due to increased variable costs from higher net revenue combined with an increase in outbound freight costs. Gross profit margin for the six months ended June 30, 2023 remained consistent at 82.8%, in-line with the same period of 2022.

Research and Development Expenses. Research and development expenses increased $3.0 million, or 25%, from $11.8 million during the six months ended June 30, 2022 to $14.7 million as compared to the corresponding period in 2023. The increase in research and development expenses was primarily due to additional investments in new product development, international regulatory affairs, clinical studies and our quality management system.

Selling, General, and Administrative Expenses. Selling, general and administrative expenses increased $12.5 million, or 17%, from $75.2 million during the six months ended June 30, 2022 to $87.6 million during the corresponding period in 2023. The increase in selling, general, and administrative expenses was primarily driven by investments in sales and marketing, including commercial team expansion both in the U.S. and in our international markets, increased variable sales representative commission expense related to U.S. net revenue growth and increased U.S. marketing and medical education programs.

Interest Expense, net. Interest expense increased to $2.0 million for the six months ended June 30, 2023 from $1.8 million for the six months ended June 30, 2022 primarily due to higher levels of outstanding debt and higher interest rates on our outstanding debt.

Liquidity and Capital Resources

Our primary sources of capital from inception through June 30, 2023 have been from cash flows from operations, private placements of securities, proceeds from our public offerings and the incurrence of indebtedness. On January 30, 2023, we completed the Offering of 6,500,000 shares of our common stock at an offering price of $17.00 per share, which consisted of 3,750,000 shares of common stock issued and sold by us and 2,750,000 shares of common stock sold by certain selling securityholders. On February 17, 2023, the underwriters exercised in full their option to purchase an additional 562,500 shares and 412,500 shares of common stock from us and the selling securityholders, respectively. We received aggregate net proceeds from the Offering of approximately $68.5 million, after deducting underwriting discounts and commissions and offering expenses payable by us. We did not receive any of the proceeds from the sale of shares of common stock by the selling securityholders.

As of June 30, 2023 and December 31, 2022, we had cash of $56.7 million and $38.5 million, and an accumulated deficit of $87.7 million and $67.8 million, respectively. We maintain cash balances with financial institutions in excess of insured limits.

As of June 30, 2023, we had $30.0 million principal amount outstanding and $10.0 million borrowing capacity under our term loan with Midcap Financial Trust as well as $0 outstanding and $50.0 million borrowing capacity under our revolving loan with Midcap Trust (collectively, the “Midcap Credit Agreements”). As of June 30, 2023, we also had $15.3 million outstanding under our secured term loan facility with Zions Bancorporation, N.A., dba Vectra Bank Colorado (the “Zion Facility”). For additional information about the Midcap Credit Agreements and our secured term with the Zion Facility, refer to Note 6.

We believe that our existing cash, additional available borrowing capacity under our Midcap Credit Agreements and expected revenues will be sufficient to meet our capital requirements and fund our operations for the next 12 months. Our primary short-term needs for capital for our planned operations, which are subject to change, include:

•
expanding our research and development initiatives to improve our existing products and develop new products and solutions; and
•
continued commercialization efforts and expansion of our sales and marketing infrastructure and programs to drive anticipated sales growth in the United States and elsewhere;

We have based our short-term capital needs and planned operating requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Although not anticipated at this time, we may require additional financing to fund our operations and planned growth. We may also seek additional financing opportunistically. We may seek to raise any additional capital by entering into partnerships or through public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. Additional funds may not be available to us on acceptable terms or at all. If we fail to obtain necessary capital when needed on acceptable terms, or at all, we could be forced to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. If we raise additional capital through collaborations agreements, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product or grant licenses that may not be favorable to us. Debt financing, if available, may involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets. In addition, market conditions impacting financial institutions could impact our ability to access some or all of our cash, cash equivalents and marketable securities, and we may be unable to obtain alternative funding when and as needed on acceptable terms, if at all.

Cash Flows

The following table sets forth the primary sources and uses of cash for the periods presented below:

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(33,403)	$(23,839)	$(9,564)	(40)%
Investing activities	(15,263)	(47,972)	32,709	68%
Financing activities	66,831	35,717	31,114	87%
Effect of exchange rate changes on cash	114	(256)	370	*
Net increase (decrease) in cash	$18,279	$(36,350)	$54,629	*

------------------------------------------

* Not meaningful

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 was $33.4 million, consisting primarily of net loss of $20.0 million offset by non-cash expenses of $13.9 million, which primarily consisted of $6.8 million of stock-based compensation expense and $6.4 million of depreciation and amortization, and negative changes in working capital of $27.3 million, including a $22.0 million legal settlement payment and a net inventory increase of $23.9 million, partially offset by an increase in accounts payable of $14.7 million and a reduction in accounts receivable of $3.1 million.

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

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2023 was $15.3 million, consisting primarily of surgical instrumentation purchases plus other purchases of property, plant and equipment.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023 was $66.8 million, consisting of $68.5 million of proceeds from the issuance of common stock, net of issuance costs related to the Offering on January 30, 2023 and $2.5 million of proceeds from the exercise of stock options, partially offset by $4.3 million in payments related to the completion of certain milestones associated with the Disior and Additive Orthopaedics Acquisitions.

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

During the six months ended June 30, 2023, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We may in the ordinary course of business face various claims brought by third parties and we may, from time to time, make claims or take legal actions to assert our rights, including intellectual property rights as well as claims relating to employment matters and the safety or efficacy of our products. Any of these claims could cause us to incur substantial costs and, while we generally believe that we have adequate insurance to cover many different types of liabilities, our insurance carriers may deny coverage, may be inadequately capitalized to pay on valid claims, or our policy limits may be inadequate to fully satisfy any associated costs, damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our operations, cash flows and financial position. Additionally, any such claims, whether or not successful, could damage our reputation and business. We were not involved in any legal proceedings as of June 30, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The following exhibits are included within or incorporated herein by reference.

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Form	Exhibit	Date Filed	File Number
3.1	Amended and Restated Certificate of Incorporation of Paragon 28, Inc.	8-K	3.1	10/19/2021	001-40902
3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Paragon 28, Inc.	8-K	3.1.1	05/19/2023	001-40902
3.2	Second Amended and Restated By laws	8-K	3.2	05/19/2023	001-40902
4.1	Form of Common Stock Certificate	S-1/A	4.2	10/08/2021	333-259789
4.2	Amended and Restated Investors’ Rights Agreement, dated as of July 28, 2020, by and between Paragon 28, Inc. and the investors party thereto.	S-1	4.3	9/24/2021	333-259789
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

PARAGON 28, INC.

Date: August 2, 2023	By:	/s/ Albert DaCosta
	Name:	Albert DaCosta
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2023	By:	/s/ Stephen M. Deitsch
	Name:	Stephen M. Deitsch
	Title:	Chief Financial Officer (Principal Financial Officer)