Form 10-Q
period 2023-09-30
Paragon 28, Inc.
filed 2023-11-08
CIK 1531978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 1, 2023, there were 82,701,207 shares of the registrant's common stock, $0.01 par value per share, outstanding.

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

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash	$34,949	$38,468
Trade receivables	33,615	37,687
Inventories, net	94,380	60,948
Income taxes receivable	1,022	615
Other current assets	4,826	4,658
Total current assets	168,792	142,376

Property and equipment, net	73,530	61,938
Intangible assets, net	21,802	22,387
Goodwill	25,465	25,465
Deferred income taxes	132	148
Other assets	3,634	1,795
Total assets	$293,355	$254,109

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$27,395	$14,939
Accrued expenses	24,966	26,807
Accrued legal settlement	—	22,000
Other current liabilities	1,893	3,844
Current maturities of long-term debt	640	728
Income taxes payable	—	184
Total current liabilities	54,894	68,502

Long-term liabilities:
Long-term debt net, less current maturities	42,288	42,182
Other long-term liabilities	1,467	1,628
Deferred income taxes	327	342
Income taxes payable	635	527
Total liabilities	99,611	113,181

Commitments and contingencies (Note 11)

Stockholders' equity:
Common stock, $0.01 par value, 300,000,000 shares authorized; 83,469,426 and 78,684,107 shares issued, and 82,555,907 and 77,770,588 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	824	776
Additional paid in capital	296,018	213,956
Accumulated deficit	(96,071)	(67,789)
Accumulated other comprehensive loss	(1,045)	(33)
Treasury stock, at cost; 913,519 shares as of September 30, 2023 and December 31, 2022	(5,982)	(5,982)
Total stockholders' equity	193,744	140,928
Total liabilities & stockholders' equity	$293,355	$254,109

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenue	$52,783	$46,006	$155,828	$129,875
Cost of goods sold	10,394	8,491	28,158	22,920
Gross profit	42,389	37,515	127,670	106,955

Operating expenses:
Research and development costs	7,244	6,337	21,976	18,100
Selling, general, and administrative	44,126	39,667	131,773	114,857
Total operating expenses	51,370	46,004	153,749	132,957
Operating loss	(8,981)	(8,489)	(26,079)	(26,002)

Other income (expense):
Other income, net	1,660	59	1,014	610
Interest expense, net	(1,119)	(1,093)	(3,127)	(2,865)
Total other income (expense)	541	(1,034)	(2,113)	(2,255)
Loss before income taxes	(8,440)	(9,523)	(28,192)	(28,257)
Income tax (benefit) expense	(108)	201	90	306
Net loss	$(8,332)	$(9,724)	$(28,282)	$(28,563)
Foreign currency translation adjustment	(630)	(588)	(1,012)	(1,505)
Comprehensive loss	$(8,962)	$(10,312)	$(29,294)	$(30,068)
Weighted average number of shares of common stock outstanding:
Basic	82,548,892	76,850,949	81,878,814	76,595,118
Diluted	82,548,892	76,850,949	81,878,814	76,595,118
Net loss per share attributable to common stockholders:
Basic	$(0.10)	(0.13)	$(0.35)	$(0.37)
Diluted	$(0.10)	(0.13)	$(0.35)	$(0.37)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for number of shares)

(unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Accumulated	Comprehensive	Treasury	Stockholders'
For the Three Months Ended September 30, 2023	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance, June 30, 2023	82,536,046	$824	$292,350	$(87,739)	$(415)	$(5,982)	$199,038
Net loss	—	—	—	(8,332)	—	—	(8,332)
Options exercised	19,861	—	70	—	—	—	70
Foreign currency translation	—	—	—	—	(630)	—	(630)
Employee stock purchase plan	—	—	86	—	—	—	86
Stock-based compensation	—	—	3,512	—	—	—	3,512
Balance, September 30, 2023	82,555,907	$824	$296,018	$(96,071)	$(1,045)	$(5,982)	$193,744

For the Nine Months Ended September 30, 2023
Balance December 31, 2022	77,770,588	$776	$213,956	$(67,789)	$(33)	$(5,982)	$140,928
Net loss	—	—	—	(28,282)	—	—	(28,282)
Issuance of common stock, net of issuance costs of $827	4,312,500	43	68,410	—	—	—	68,453
Options exercised	435,673	5	2,530	—	—	—	2,535
Foreign currency translation	—	—	—	—	(1,012)	—	(1,012)
Employee stock purchase plan	37,146	—	828	—	—	—	828
Stock-based compensation	—	—	10,294	—	—	—	10,294
Balance, September 30, 2023	82,555,907	$824	$296,018	$(96,071)	$(1,045)	$(5,982)	$193,744

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for number of shares)

(unaudited)

					Accumulated
					Other		Total
	Common Stock		Additional	Accumulated	Comprehensive	Treasury	Stockholders'
For the Three Months Ended September 30, 2022	Shares	Amount	Paid-in-Capital	Deficit	Loss	Stock	Equity
Balance, June 30, 2022	76,537,568	$764	$202,367	$(19,302)	$(909)	$(5,982)	$176,938
Net loss	—	—	—	(9,724)	—	—	(9,724)
Options exercised	539,203	5	2,055	—	—	—	2,060
Foreign currency translation	—	—	—	—	(588)	—	(588)
Employee stock purchase plan	—	—	100	—	—	—	100
Stock-based compensation	—	—	2,587	—	—	—	2,587
Balance, September 30, 2022	77,076,771	$769	$207,109	$(29,026)	$(1,497)	$(5,982)	$171,373

For the Nine Months Ended September 30, 2022
Balance December 31, 2021	76,447,287	$763	$197,868	$(463)	$8	$(5,982)	$192,194
Net loss	—	—	—	(28,563)	—	—	(28,563)
Common stock repurchase	—	—	(266)	—	—	—	(266)
Options exercised	629,484	6	2,355	—	—	—	2,361
Foreign currency translation	—	—	—	—	(1,505)	—	(1,505)
Employee stock purchase plan	—	—	100	—	—	—	100
Stock-based compensation	—	—	7,052	—	—	—	7,052
Balance, September 30, 2022	77,076,771	$769	$207,109	$(29,026)	$(1,497)	$(5,982)	$171,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(28,282)	$(28,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,602	9,624
Allowance for doubtful accounts	147	—
Provision for excess and obsolete inventories	2,053	(91)
Stock-based compensation	10,294	7,052
Other	(1,428)	(1,295)
Changes in other assets and liabilities, net of acquisitions:
Accounts receivable	3,706	(10,227)
Inventories	(35,558)	(15,316)
Accounts payable	12,468	951
Accrued expenses	3,718	176
Accrued legal settlement	(22,000)	—
Income tax receivable/payable	(533)	297
Other assets and liabilities	(2,704)	1,442
Net cash used in operating activities	(47,517)	(35,950)

Cash flows from investing activities
Purchase of office building	—	(18,300)
Purchases of property and equipment	(21,893)	(15,637)
Proceeds from sale of property and equipment	795	642
Purchases of intangible assets	(933)	(1,720)
Acquisition of Disior, net of cash received	—	(18,504)
Net cash used in investing activities	(22,031)	(53,519)

Cash flows from financing activities
Proceeds from draw on term loan	—	20,000
Proceeds from issuance of long-term debt	—	16,000
Payments on long-term debt	(568)	(367)
Payments of debt issuance costs	—	(420)
Proceeds from issuance of common stock, net of issuance costs	68,453	—
Proceeds from exercise of stock options	2,535	2,224
Proceeds from employee stock purchase plan	560	—
Payments on earnout liability	(5,500)	(500)
Net cash provided by financing activities	65,480	36,937

Effect of exchange rate changes on cash	549	(495)
Net decrease in cash	(3,519)	(53,027)
Cash at beginning of period	38,468	109,352
Cash at end of period	$34,949	$56,325

Supplemental disclosures of cash flow information:
Restricted cash (Note 5)	1,000	—
Cash paid for income taxes	610	788
Cash paid for interest	3,342	2,111
Purchase of property and equipment included in accounts payable	4,842	2,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

NOTE 1. BUSINESS AND BASIS OF PRESENTATION

Business

Paragon 28, Inc. (collectively with its subsidiaries, “we,” “us,” “our,” “P28” or the “Company”) develops, distributes, and sells medical devices in the foot and ankle segment of the orthopedic implant marketplace. Our approach to product development is procedurally focused, resulting in a full range of procedure-specific foot and ankle products designed specifically for foot and ankle anatomy. Our products and product families include plates and plating systems, screws, staples, and nails aimed to address all major foot and ankle procedures including fracture fixation, forefoot or hallux valgus - which includes bunion and hammertoe, ankle, flatfoot or progressive collapsing foot deformity ("PCDF"), charcot foot and orthobiologics. P28 is a United States (“U.S.”) based company incorporated in the State of Delaware, with headquarters in Englewood, Colorado. Our sales representatives and distributors are located globally with the majority concentrated in the U.S., Australia, South Africa, and the United Kingdom.

Basis of Presentation and Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of Paragon 28, Inc. and its subsidiaries, all of which are wholly-owned. The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information required by U.S. GAAP for complete financial statements. The interim Condensed Consolidated Financial Statements reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair representation of the results for the periods presented and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2022, which include a complete set of footnote disclosures. The audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2022, are included in the Company’s Annual filing on Form 10-K filed with the SEC on March 2, 2023. The results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period. All intercompany balances and transactions have been eliminated in consolidation.

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

The aggregate purchase price of the Disior Acquisition was approximately $26,246 inclusive of an earn-out provision with a fair value of $6,550 and certain net working capital adjustments and deferred payments totaling a net payable of $222. The SPA provided for potential earn-out consideration to the seller in connection with the achievement of certain milestones with various expiration dates through the second anniversary of the Disior Acquisition Date. The earn-out has a maximum payment not to exceed $8,000 in the aggregate. If an individual milestone is not met by the specified milestone expiration date, the earn-out related to that specific milestone will not be paid. The acquisition was primarily funded by a $20,000 draw on the Company's term loan from Midcap.

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

Fair Value
Developed technology	$6,400
Tradenames	400
Total intangible assets	$6,800

The entire amount of the purchase price allocated to goodwill will not be deductible for income tax purposes under the Finnish Income Tax Act.

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

As of September 30, 2023, and December 31, 2022, goodwill was $25,465.

Intangibles

Intangible assets as of September 30, 2023, are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and tradenames, indefinite-lived	$971	$—	$971
Patents, definite-lived	7,534	2,578	4,956
Customer relationships	1,733	496	1,237
Developed technology	17,690	3,059	14,631
Other intangibles	30	23	7
Total intangible assets, net	$27,958	$6,156	$21,802

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

Amortization expense is included in Selling, general, and administrative expenses and was $509 and $440 for the three months ended September 30, 2023 and 2022, respectively. Amortization expense for the nine months ended September 30, 2023 and 2022 totaled $1,519 and $2,290, respectively.

Expected future amortization expense is as follows:

2023 (Remaining)	$505
2024	1,965
2025	1,924
2026	1,924
2027	1,924

No impairment charges related to intangibles and goodwill were recorded for the three and nine months ended September 30, 2023 and 2022.

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures certain financial assets and liabilities at fair value. There is a fair value hierarchy which prioritizes inputs used in measuring fair value into three broad levels:

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

Level 3 - Unobservable inputs which are supported by little or no market activity.

The Company's significant financial assets and liabilities measured at fair value as of September 30, 2023 were as follows:

	Level 1	Level 2	Level 3	Total
Financial Assets:
Interest rate swap	$—	2,024	—	$2,024
Financial Liabilities:
Contingent consideration	$—	—	1,770	$1,770

The Company’s Level 2 asset pertains to an interest rate swap associated with the Company's Zions Facility, used to manage interest rate risk related to variable rate borrowings and manage exposure to the variability of cash flows. The interest rate swap is not designated for hedge accounting and is measured utilizing inputs observable in active markets. For the three and nine months ended September 30, 2023, the $2,024 change in fair value of the Company's interest rate swap is recorded in Other assets on the Condensed Consolidated Balance Sheet and Other income (expense) within the Condensed Consolidated Statement of Operations and Comprehensive Loss.

The Company’s Level 3 instruments consist of contingent consideration. The following table provides a reconciliation of the Level 3 earn-out liabilities for the nine months ended September 30, 2023:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

Balance, December 31, 2022	$3,640
Achieved milestones reclassified to accrued expenses	(2,500)
Change in fair value of earn-out liabilities	630
Balance, September 30, 2023	$1,770

The current portion of contingent earn-out liability is included in Other-current liabilities and the non-current portion is included in Other long-term liabilities on the Condensed Consolidated Balance Sheets. As of September 30, 2023, the current portion was $1,444 and the non-current portion was $326. During the three and nine months ended September 30, 2023, we reassessed the estimate of the earn-out liabilities which resulted in a net increase of $310 and $630, recorded in Other expense within the Condensed Consolidated Statement of Operations and Comprehensive Loss for the three and nine months ended September 30, 2023, respectively.

As of December 31, 2022, three project milestones associated with the Disior acquisition and two project milestones associated with the Additive Orthopaedics acquisition were included in Accrued expenses on the Consolidated Balance Sheet totaling $5,000 and $1,500, respectively. During the nine months ended September 30, 2023, $500 was paid in cash for one of the Additive Orthopaedics milestones and $5,000 was paid in cash for the Disior milestones. As of September 30, 2023, the remaining $1,000 related to the Additive Orthopaedics milestone was included in Accrued expenses on the Condensed Consolidated Balance Sheet. The total $1,000 accrual is included as restricted cash within the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2023. During the second quarter of 2023, the Company completed the fourth project milestone related to the Disior acquisition totaling $2,000 and during the third quarter of 2023 completed another project milestone associated with the Additive Orthopaedics acquisition totaling $500, both of which are also included in Accrued expenses on the Condensed Consolidated Balance Sheet as of September 30, 2023. For additional information on the Additive Orthopaedics acquisition refer to Note 3 to our Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

NOTE 6. DEBT

Long-term debt as of September 30, 2023, and December 31, 2022, consists of the following:

	September 30, 2023	December 31, 2022
MidCap Term Loan	$30,000	$30,000
Zions Term Loan	15,093	15,573
Bank of Ireland Note Payable	—	86
	45,093	45,659
Less: deferred issuance costs	(2,165)	(2,749)
Total debt, net of issuance costs	42,928	42,910
Less: current portion	(640)	(728)
Long-term debt, net, less current maturities	$42,288	$42,182

MidCap Credit Agreements

On May 6, 2021, the Company entered into a credit agreement with MidCap Financial Trust to provide a total of $70,000 including up to a $30,000 revolving loan (“MidCap Revolving Loan”) and up to a $40,000 term loan (“MidCap Term Loan”), secured by substantially all the Company’s assets (“MidCap Credit Agreements”). The MidCap Term Loan was comprised of two tranches, the first of which provided a commitment amount of $10,000, and the second a commitment of $30,000. The MidCap Term Loan and Midcap Revolving Loan bore a variable interest rate of LIBOR plus 6% and LIBOR plus 3%, respectively, and mature on the earlier of May 1, 2026, or a change in control event (the "Termination Date"). The entire principal balances of the MidCap Revolving Loan and MidCap Term Loan are due on the Termination Date. Interest payments are payable monthly with optional principal prepayments allowed under the MidCap Credit Agreements. The Midcap Credit Agreements required us to maintain minimum net product sales and minimum consolidated EBITDA, (each term as defined in the Midcap Credit Agreements), for the preceding twelve month period.

On November 9, 2022, the Company entered into an amendment to the MidCap Credit Agreements. The amendment to the Midcap Revolving Loan provides up to $50,000 in total borrowing capacity. The MidCap amendments modified the MidCap Credit Agreements to include provisions related to the transition from the LIBOR Interest Rate plus Applicable Margin to the SOFR Interest Rate plus Applicable Margin, maintaining the Applicable Margin of 6% under the MidCap Term Loan and increasing the Applicable Margin from 3% to 3.75% under the Midcap Revolving Loan. In addition, the MidCap amendments amended certain covenants, terms and provisions in the Midcap Credit Agreements to, among other things, modify the covenant levels for the Minimum Net Product Sales financial covenant and to remove the Minimum Consolidated EBITDA financial covenant. As of September 30, 2023, the Company was in compliance with all financial covenants under the amended Midcap Credit Agreements. Total debt issuance costs associated with the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

MidCap Credit Agreements were $1,942. Amortization expense associated with such debt issuance costs totaled $183 and $552 for the three and nine months ended September 30, 2023, respectively, and $165 and $409 for the three and nine months ended September 30, 2022, respectively, and is included in Interest expense on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

On November 2, 2023, the Company paid all outstanding amounts owed under the MidCap Credit Agreements utilizing a portion of the proceeds from the Ares Credit Facilities, and concurrently terminated the Midcap Credit Facilities under the MidCap Credit Agreements. For additional information about the Ares Credit Facilities, refer to Note 14.

Zions Term Loan Facility

On March 24, 2022, the Company entered into a secured term loan facility (the “Zions Facility”) with Zions Bancorporation, N.A., dba Vectra Bank Colorado, in the principal amount of $16,000. The loans under the Zions Facility (i) bear interest at a variable rate per annum equal to the sum of (a) a one-month Term SOFR based rate, plus (b) 1.75%, adjusted on a monthly basis and (ii) mature on March 24, 2037. The Company is the fixed rate payor on an interest rate swap contract that effectively fixes the SOFR-based index utilized to determine the interest rate charged on the Zions Facility at 4.25% until maturity. Principal and interest payments are payable monthly, with optional prepayments allowed without premium or penalty.

Effective as of November 10, 2022, the Company entered into the First Amendment to the Zions Facility. The amendment to the Zions Facility amends the financial covenants to require the Company to maintain (i) the Liquidity Ratio, if the Cash Flow as of the last day of any quarter measured on a trailing three month basis is less than or equal to $0, and (ii) the Fixed Charge Coverage Ratio which will be calculated as of the last day of each quarter on a trailing four quarter basis, as well as a certain level of Liquidity, if the Cash Flow is greater than $0. In addition, a Net Revenue Growth covenant was added which will be calculated as of the last day of each quarter on a year-over-year basis. As of September 30, 2023, the Company was in compliance with all financial covenants under the amended Zions Facility. Total debt issuance costs associated with the Zions Facility were $223. Amortization expense associated with such debt issuance costs totaled $4 and $12 for the three and nine months ended September 30, 2023, and is included in Interest expense on the Consolidated Statements of Operations and Comprehensive Loss, respectively and totaled $4 and $9 for the three and nine months ended September 30, 2022.

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

Treasury Stock

The Company did not purchase any of its common stock during the nine months ended September 30, 2023 and 2022. All previously repurchased shares were recorded in Treasury stock at cost.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

NOTE 8. LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common stockholders (the numerator) by the weighted average number of common stock outstanding for the period (the denominator). Diluted net income per share of common stock attributable to common stockholders is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period adjusted for the dilutive effects of common stock equivalents using the treasury stock method or the method based on the nature of such securities. In periods when losses from operations are reported, the weighted-average number of shares of common stock outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. The computation of net loss per share for the three and nine months ended September 30, 2023 and 2022, respectively was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(8,332)	$(9,724)	$(28,282)	$(28,563)

Weighted-average common stock outstanding:
Basic	82,548,892	76,850,949	81,878,814	76,595,118
Diluted	82,548,892	76,850,949	81,878,814	76,595,118

Loss per share:
Basic	$(0.10)	$(0.13)	$(0.35)	$(0.37)
Diluted	$(0.10)	$(0.13)	$(0.35)	$(0.37)

The following outstanding potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their impact would have been antidilutive for the period presented:

	As of September 30,
	2023	2022
Stock options	6,119,477	7,304,770
Restricted stock units	1,392,087	144,547

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

The Company issued 37,146 and 17,060 shares upon exercise of purchase rights during the nine months ended September 30, 2023 and 2022, respectively. The Company recognizes compensation expense on a straight-line basis over the service period. During the three months ended September 30, 2023 and 2022, the Company recognized $86 and $100, respectively, of compensation expense related to the ESPP. During the nine months ended September 30, 2023 and 2022, the Company recognized $268 and $100, respectively, of compensation expense related to the ESPP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

Stock Options

The following table summarizes the Company’s stock option plan and the activity for the nine months ended September 30, 2023:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding, December 31, 2022	6,538,536	$10.02	7.36
Granted	225,000	18.33
Exercised or released	(379,705)	6.68
Forfeited or expired	(264,354)	14.80
Outstanding, September 30, 2023	6,119,477	$10.32	6.89
Exercisable, September 30, 2023	4,232,008	$8.22	6.34
Vested and expected to vest at September 30, 2023	6,112,107	$10.31	6.89

During the three months ended September 30, 2023 and 2022, the Company recognized $1,724 and $2,254, respectively, of compensation expense related to stock options. During the nine months ended September 30, 2023 and 2022, the Company recognized $5,320 and $6,351, respectively of compensation expense related to stock options. Stock-based compensation expenses are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Restricted Stock Units

The following table summarizes the Company’s restricted stock units activity for the nine months ended September 30, 2023.

	Restricted Stock Units	Weighted-Average Fair Value
Outstanding, December 31, 2022	964,054	$17.74
Granted	630,618	17.82
Vested	(55,968)	16.97
Forfeited or expired	(146,617)	17.81
Outstanding, September 30, 2023	1,392,087	$17.80
Vested and expected to vest at September 30, 2023	1,378,740	$17.80

During the three and nine months ended September 30, 2023, the Company recognized $1,788 and $4,974, respectively, of compensation expense related to RSUs. During the three and nine months ended September 30, 2022, the Company recognized $332 and $701, respectively of compensation expense related to RSUs. Stock-based compensation expenses are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

NOTE 10. INCOME TAXES

The effective tax rates for the nine months ended September 30, 2023 and 2022 are as follows:

	Nine Months Ended September 30,
	2023	2022
Effective tax rate	(0.322%)	(1.057%)

For the three months ended September 30, 2023 and 2022, the Company recorded a tax benefit of $108 and tax expense of $201, respectively. For nine months ended September 30, 2023 and 2022, the Company recorded tax expense of $90 and $306, respectively.

The Company’s 2023 and 2022 income tax expense and rates differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of the U.S., Finland, Germany, United Kingdom and Italy jurisdictions that have a full valuation allowance recorded on deferred tax assets. In addition, the tax rate is lower than the U.S. statutory federal tax rate as a result of foreign earnings that are taxed at lower tax rates.

The Company continues to monitor the realization of its deferred tax assets and assesses the need for a valuation allowance. The Company analyzes available positive and negative evidence to determine if a valuation allowance is needed based on the weight of the evidence. This objectively verifiable evidence includes the current and prior two years' profit and loss positions after considering pre-tax book income plus or minus permanent adjustments as well as other positive and negative evidence available. This process requires management to make estimates, assumptions, and judgments that are uncertain in nature. The Company has established a valuation allowance with respect to deferred tax assets in the U.S., Finland, Germany, United Kingdom and Italy and continues to monitor and assess potential valuation allowances in all its jurisdictions.

NOTE 11. COMMITMENTS AND CONTIGENCIES

Legal Proceedings

The Company is involved in various lawsuits, claims, inquiries, and other regulatory and compliance matters, most of which are routine to the nature of our business. When it is probable that a loss will be incurred and where a range of the loss can be reasonably estimated, the best estimate within the range is accrued. When the best estimate within the range cannot be determined, the low end of the range is accrued. The ultimate resolution of these claims could affect future results of operations should the exposure be materially different from the estimates or should liabilities be incurred that were not previously accrued. Potential insurance reimbursements are not offset against potential liabilities. As of September 30 2023, the Company is not involved in any legal proceedings that could have a material adverse effect on its condensed consolidated financial position.

NOTE 12. RELATED PARTY TRANSACTIONS

The Company has a license agreement dated July 1, 2017, for certain intellectual property with an entity that is affiliated with one of the directors of the Company, under which the Company pays a royalty of four percent (4%) of net revenue related to the licensed intellectual property for the 15 years following the date of first sale, including a minimum annual payment of $250. The term of the agreement is 20 years, and automatically renews for five-year periods thereafter. Payments to the entity under this license agreement totaled $32 and $28 for the three months ended September 30, 2023 and 2022, respectively. Payments to the entity under this license agreement totaled $233 and $221 for the nine months ended September 30, 2023 and 2022, respectively. Amounts payable to this entity as of September 30, 2023, and December 31, 2022, were $128 and $164, respectively.

The Company paid professional services fees to a related party totaling $123 and $0 for the three months ended September 30, 2023 and 2022, respectively, and such fees are included in Selling, general, and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company paid professional services fees to a related party totaling $238 and $266 for the nine months ended September 30, 2023 and 2022, respectively. Amounts payable as of September 30, 2023 and December 31, 2022 to this related party were $66 and $0, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

NOTE 13. SEGMENT AND GEOGRAPHIC INFORMATION

The following table represents total net revenue by geographic area, based on the location of the customer for the three and nine months ended September 30, 2023 and 2022, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$44,548	$39,960	$131,793	$112,781
International	8,235	6,046	24,035	17,094
Total net revenue	$52,783	$46,006	$155,828	$129,875

No individual country with net revenue originating outside of the United States accounted for more than 10% of consolidated net revenue for three and nine months ended September 30, 2023 and 2022.

The following table represents total non-current assets, excluding deferred taxes, by geographic area as of September 30, 2023 and December 31, 2022, respectively.

	September 30, 2023	December 31, 2022
United States	$90,373	$79,458
Finland	25,170	25,581
Other International	8,888	6,546
Total assets	$124,431	$111,585

NOTE 14. SUBSEQUENT EVENTS

On November 2, 2023, the Company and its wholly-owned subsidiary, Paragon Advanced Technologies, Inc. (“Paragon Advanced Technologies” and, together with the Company, the “Borrowers”), entered into a new credit agreement (the “Ares Credit Agreement”) with Ares Capital Corporation, as administrative agent and collateral agent, and ACF FINCO I LP, as revolving agent (together, “Ares Capital”), and the lenders party thereto, to provide senior secured credit facilities to the Borrowers in an aggregate principal amount of $150,000, inclusive of a revolving credit facility of up to $50,000 (the “Ares Revolving Loan”) and a term loan facility of up to $100,000 (the “Ares Term Loan”). The obligations under the Ares Credit Agreement are guaranteed by each of the Borrowers’ current and future domestic subsidiaries, and secured by liens on substantially all of the Borrowers’ and guarantors’ present and after-acquired assets, in each case, subject to certain customary exceptions. In connection with the closing of the Ares Credit Agreement, the Company drew down $25,000 and $75,000 on the Ares Revolving Loan and Ares Term Loan, respectively. The Ares Revolving Loan and Ares Term Loan bear interest at variable rates of Term SOFR plus 4% and Term SOFR plus 6.75%, respectively, subject in the case of the Ares Term Loan to certain step-downs and adjustments as set forth in the Ares Credit Agreement, and mature on the earlier of (i) November 2, 2028 and (ii) with respect to the Ares Revolving Loan, 6 months prior to the maturity date of any other indebtedness in a principal or stated amount in excess of $12,500. The Ares Credit Agreement contains a financial covenant requiring us to maintain certain minimum revenue levels.

In connection with the entry into the Ares Credit Agreement, the Company terminated the commitments and satisfied all outstanding obligations under the MidCap Credit Agreements. Refer to Note 6 for additional information.

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

Net revenue increased from $46.0 million for the three months ended September 30, 2022, to $52.8 million for the three months ended September 30, 2023, an increase of 15%, and from $129.9 million for the nine months ended September 30, 2022, to $155.8 million for the nine months ended September 30, 2023, an increase of 20%.

Net loss decreased from $9.7 million for the three months ended September 30, 2022, to $8.3 million for the three months ended September 30, 2023, and from $28.6 million for the nine months ended September 30, 2022, to $28.3 million for the nine months ended September 30, 2023.

Adjusted EBITDA improved from negative $2.7 million for the three months ended September 30, 2022, to negative $1.2 million for the three months ended September 30, 2023, and from negative $9.2 million for the nine months ended September 30, 2022, to negative $5.3 million for the nine months ended September 30, 2023. Adjusted EBITDA is not a financial measure under U.S. generally accepted accounting principles (GAAP). See “Non-GAAP Financial Measures” for an explanation of how we compute this non-GAAP financial measure and for the reconciliation to the most directly comparable GAAP financial measure.

As of December 31, 2022, and September 30, 2023, we had cash of $38.5 million and $34.9 million and an accumulated deficit of $67.8 million and $96.1 million, respectively.

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

Reconciliation Between GAAP and Non-GAAP Measure

We define Adjusted EBITDA as earnings (loss) before interest expense, income tax expense (benefit), depreciation and amortization, stock-based compensation expense, employee stock purchase plan expense, non-recurring expenses and certain other non-cash expenses. For a full reconciliation of Adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022 to the most comparable GAAP financial measure, refer to the presentation below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net loss	$(8,332)	$(9,724)	$(28,282)	$(28,563)
Interest expense, net	1,119	1,093	3,127	2,865
Income tax (benefit) expense	(108)	201	90	306
Depreciation and amortization expense	4,188	3,058	10,602	9,624
Stock based compensation expense	3,512	2,587	10,294	7,052
Employee stock purchase plan expense	86	100	268	100
Change in fair value (1)	(1,714)	(35)	(1,394)	(575)
Adjusted EBITDA	$(1,249)	$(2,720)	$(5,295)	$(9,191)

------------------------------------------

(1) Represents non-cash change in the fair value of earnout liability and interest rate swap contract for the three and nine months ended September 30, 2023 and 2022.

Components of Our Results of Operations

Net Revenue

We derive our revenue from the sale of our foot and ankle orthopedic solutions, primarily implants. We also record as revenue any amounts billed to customers for shipping costs and record as cost of goods sold the actual shipping costs. We have elected to exclude from the measurement of the transaction price all taxes, such as sales, use, value-added, assessed by government authorities and collected from a customer. Therefore, revenue is recognized net of such taxes. In addition, we record revenue net of estimated losses for bad debt. No single customer accounted for 10% or more of our net revenue in the three and nine months ended September 30, 2023 and 2022. We expect our net revenue to increase in the foreseeable future as we expand our sales territories, add new customers and increase the utilization of our products by our existing customers, though net revenue may fluctuate from quarter to quarter due to a variety of factors, including availability of reimbursement, the size and success of our sales force, the number of hospitals and physicians who are aware of and use our products and seasonality.

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

Operating Expenses

Research and Development

Research and development expense is comprised of engineering costs and research programs related to new product and sustaining product development activities, clinical studies and trials expenses, quality and regulatory expenses, and salaries, bonuses and benefits related to research and development functions. We maintain a procedurally focused approach to product development and have projects underway to add new systems across multiple foot and ankle indications and to add additional functionality to our existing systems. We expect our research and development expenses to increase as we hire additional personnel to develop new product offerings and product enhancements.

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

Other Income (Expense)

Other Income (Expense), net

Other income (expense) consists primarily of changes in fair value related to earn-out liabilities and our interest rate swap contract.

Interest Expense, net

Interest expense consists of interest incurred, amortization of financing costs and interest income earned during the reported periods.

Results of Operations

For the Three Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the periods presented:

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
	(in thousands)
Net revenue	$52,783	$46,006	$6,777	15%
Cost of goods sold	10,394	8,491	1,903	22%
Gross profit	42,389	37,515	4,874	13%

Operating expenses:
Research and development costs	7,244	6,337	907	14%
Selling, general, administrative	44,126	39,667	4,459	11%
Total operating expenses	51,370	46,004	5,366	12%
Operating loss	(8,981)	(8,489)	(492)	(6)%

Other income (expense):
Other income, net	1,660	59	1,601	*
Interest expense, net	(1,119)	(1,093)	(26)	(2)%
Total other income (expense)	541	(1,034)	1,575	*
Income tax (benefit) expense	(108)	201	(309)	*
Net loss	$(8,332)	$(9,724)	$1,392	14%

------------------------------------------

* Not meaningful

The following table represents total net revenue by geographic area, based on the location of the customer for the three months ended September 30, 2023 and 2022, respectively.

	Three Months Ended September 30,
	2023	2022
	(in thousands)
United States	$44,548	$39,960
International	8,235	6,046
Total net revenue	$52,783	$46,006

Net Revenue. Net revenue increased $6.8 million, or 15%, from $46.0 million during the three months ended September 30, 2022, to $52.8 million during the corresponding period in 2023. U.S net revenue was $44.6 million for three months ended September 30, 2023, representing growth of 11% compared to the prior year. U.S. net revenue growth was primarily the result of sales force expansion and new product launches. International revenue for the three months ended September 30, 2023, was $8.2 million, representing growth of 36% compared to the prior year. International revenue growth was driven primarily by our operations in the United Kingdom and Australia, as well as recent new markets entered including Canada, Germany and Spain.

Cost of Goods Sold and Gross Profit Margin. Cost of goods sold increased $1.9 million, or 22%, from $8.5 million during the three months ended September 30, 2022, to $10.4 million during the corresponding period in 2023, primarily due to increased variable costs from higher net revenue and higher inventory excess and obsolescence expense. Gross profit margin for the three months ended September 30, 2023, decreased to 80.3%, compared to 81.5% in the same period of 2022.

Research and Development Expenses. Research and development expenses increased $0.9 million, or 14%, from $6.3 million during the three months ended September 30, 2022 to $7.2 million as compared to the corresponding period in 2023. The increase in research and development expenses was primarily due to additional investments in new product development, international regulatory affairs, clinical studies and our quality management system.

Selling, General, and Administrative Expenses. Selling, general and administrative expenses increased $4.5 million, or 11%, from $39.7 million during the three months ended September 30, 2022, to $44.1 million during the corresponding period in 2023. The increase in selling, general, and administrative expenses was primarily driven by investments in sales and marketing, including commercial team expansion both in the U.S. and in our international markets, increased variable sales representative commission expense related to U.S. net revenue growth and increased U.S. marketing and medical education programs.

Other Income, net. Other income increased $1.6 million, from $0.1 million during the three months ended September 30, 2022, to $1.7 million during the three months ended September 30, 2023. The increase in other income is primarily related to the change in fair value of earn-out liabilities and interest rate swap.

Interest Expense, net. Interest expense was $1.1 million during both the three months ended September 30, 2023, and the three months ended September 30, 2022. While interest rates increased, interest expense remained flat primarily due to an offsetting increase in interest income.

For the Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the period presented below:

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
	(in thousands)
Net revenue	$155,828	$129,875	$25,953	20%
Cost of goods sold	28,158	22,920	5,238	23%
Gross profit	127,670	106,955	20,715	19%

Operating expenses:
Research and development costs	21,976	18,100	3,876	21%
Selling, general, administrative	131,773	114,857	16,916	15%
Total operating expenses	153,749	132,957	20,792	16%
Operating loss	(26,079)	(26,002)	(77)	0%

Other income (expense):
Other income, net	1,014	610	404	*
Interest expense, net	(3,127)	(2,865)	(262)	(9)%
Total other expense	(2,113)	(2,255)	142	*
Income tax expense	90	306	(216)	*
Net loss	$(28,282)	$(28,563)	$281	1%

------------------------------------------

* Not meaningful

The following table represents total net revenue by geographic area, based on the location of the customer for the nine months ended September 30, 2023 and 2022, respectively.

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
United States	$131,793	$112,781
International	24,035	17,094
Total net revenue	$155,828	$129,875

Net Revenue. Net revenue increased $26.0 million, or 20%, from $129.9 million during the nine months ended September 30, 2022, to $155.8 million during the corresponding period in 2023. Strengthening of the U.S. dollar reduced net revenue growth for the nine months ended September 30, 2023, by 0.6% as compared to the prior year. U.S net revenue was $131.8 million for the nine months ended September 30, 2023, representing growth of 17% compared to the prior year. U.S. net revenue growth was primarily the result of sales force expansion and new product launches. International revenue for the nine months ended September 30, 2023, was $24.0 million, representing growth of 41% compared to the prior year. Strengthening of the U.S. dollar reduced international net revenue growth for the nine months ended September 30, 2023, by approximately 4.7% as compared to the prior year. International revenue growth was driven primarily by our operations in the United Kingdom, Australia and Spain.

Cost of Goods Sold and Gross Profit Margin. Cost of goods sold increased $5.2 million, or 23%, from $22.9 million during the nine months ended September 30, 2022, to $28.2 million during the corresponding period in 2023, primarily due to increased variable costs from higher net revenue combined with higher inventory excess and obsolescence expense and an increase in outbound freight costs. Gross profit margin for the nine months ended September 30, 2023 decreased to 81.9%, compared to 82.4% in the same period of 2022.

Research and Development Expenses. Research and development expenses increased $3.9 million, or 21%, from $18.1 million during the nine months ended September 30, 2022, to $22.0 million as compared to the corresponding period in 2023. The increase in research and development expenses was primarily due to additional investments in new product development, international regulatory affairs, clinical studies and our quality management system.

Selling, General, and Administrative Expenses. Selling, general and administrative expenses increased $16.9 million, or 15%, from $114.9 million during the nine months ended September 30, 2022 to $131.8 million during the corresponding period in 2023. The increase in selling, general, and administrative expenses was primarily driven by investments in sales and marketing, including commercial team expansion both in the U.S. and in our international markets, increased variable sales representative commission expense related to U.S. net revenue growth and increased U.S. marketing and medical education programs.

Other Income, net. Other income increased $0.4 million, from $0.6 million during the nine months ended September 30, 2022, to $1.0 million during the nine months ended September 30, 2023. The increase in other income is primarily related to the change in fair value of earn-out liabilities and interest rate swap.

Interest Expense, net. Interest expense increased to $3.1 million for the nine months ended September 30, 2023, from $2.9 million for the nine months ended September 30, 2022, primarily due to higher levels of outstanding debt and higher interest rates on our outstanding debt, offset partially by higher interest income.

Liquidity and Capital Resources

Our primary sources of capital from inception through September 30, 2023, have been from cash flows from operations, private placements of securities, proceeds from our public offerings and the incurrence of indebtedness. On January 30, 2023, we completed the Offering of 6,500,000 shares of our common stock at an offering price of $17.00 per share, which consisted of 3,750,000 shares of common stock issued and sold by us and 2,750,000 shares of common stock sold by certain selling securityholders. On February 17, 2023, the underwriters exercised in full their option to purchase an additional 562,500 shares and 412,500 shares of common stock from us and the selling securityholders, respectively. We received aggregate net proceeds from the Offering of approximately $68.5 million, after deducting underwriting discounts and commissions and offering expenses payable by us. We did not receive any of the proceeds from the sale of shares of common stock by the selling securityholders.

As of September 30, 2023, and December 31, 2022, we had cash of $34.9 million and $38.5 million, and an accumulated deficit of $96.1 million and $67.8 million, respectively. We maintain cash balances with financial institutions in excess of insured limits.

As of September 30, 2023, we had $30.0 million principal amount outstanding and $10.0 million borrowing capacity under our term loan with Midcap Financial Trust as well as $0 outstanding and $50.0 million borrowing capacity under our revolving loan with Midcap Trust (collectively, the “Midcap Credit Agreements”). As of September 30, 2023, we also had $15.1 million outstanding under our secured term loan facility with Zions Bancorporation, N.A., dba Vectra Bank Colorado (the “Zion Facility”). For additional information about the Midcap Credit Agreements and our secured term with the Zion Facility, refer to Note 6.

On November 2, 2023, we entered into the Ares Credit Agreement with Ares Capital, and the lenders party thereto, to provide a total of $150.0 million, inclusive of a revolving credit facility of up to $50.0 million and a term loan facility of up to $100.0 million. In connection with the closing of the Ares Credit Agreement, the Company drew down $25.0 million and $75.0 million on the Ares Revolving Loan and Ares Term Loan, respectively. The Company utilized a portion of the proceeds obtained from Ares Capital to satisfy all outstanding obligations under the MidCap Credit Facilities and concurrently terminated the MidCap Credit Agreements. For additional information about the Ares Credit Agreement, refer to Note 14.

We believe that our existing cash, additional available borrowing capacity and expected revenues will be sufficient to meet our capital requirements and fund our operations for the next 12 months. Our primary short-term needs for capital for our planned operations, which are subject to change, include:

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

Cash Flows

The following table sets forth the primary sources and uses of cash for the periods presented below:

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(47,517)	$(35,950)	$(11,567)	(32)%
Investing activities	(22,031)	(53,519)	31,488	59%
Financing activities	65,480	36,937	28,543	77%
Effect of exchange rate changes on cash	549	(495)	1,044	*
Net decrease in cash	$(3,519)	$(53,027)	$49,508	93%

------------------------------------------

* Not meaningful

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023, was $47.5 million, consisting of a $28.3 million net loss, inventory increases of $35.6 million and final legal settlement payments of $22.0 million, offset partially by non-cash expenses of $21.7 million, including $10.6 million of depreciation and amortization and $10.3 million of stock-based compensation expense, and other working capital improvements of $16.7 comprised primarily of a $3.7 million decrease in accounts receivable and a $12.5 million increase in accounts payable.

Net cash used in operating activities for the nine months ended September 30, 2022, was $36.0 million, consisting primarily of net loss of $28.6 million plus non-cash expenses of $15.3 million, which primarily consisted of $9.6 million of depreciation and amortization and $7.1 million of stock-based compensation expense, and increased working capital of $22.7 million, including $15.3 million of inventory purchases, a $10.2 million increase in accounts receivable and other working capital decreases of $2.9 million.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2023, was $22.0 million, consisting primarily of surgical instrumentation purchases plus other purchases of property, plant and equipment.

Net cash used in investing activities for the nine months ended September 30, 2022, was $53.5 million, consisting primarily of our purchase of Disior for $18.5 million (financed by a $20.0 million draw on the Company's term loan), the purchase of our Denver headquarters building for $18.3 million (financed in part by a $16.0 million mortgage loan), surgical instrumentation purchases for $8.4 million, capital spend associated with the launch of SAP of $3.4 million and capitalization of certain patent costs.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023, was $65.5 million, consisting of $68.5 million of proceeds from the issuance of common stock, net of issuance costs related to the Offering on January 30, 2023, and $2.5 million of proceeds from the exercise of stock options, partially offset by $5.5 million in payments related to the completion of certain milestones associated with the Disior and Additive Orthopaedics Acquisitions.

Net cash provided by financing activities for the nine months ended September 30, 2022, was $36.9 million, consisting of $36.0 million proceeds from long-term debt, including a $20.0 million draw on the Company's Midcap Term Loan to finance the Disior acquisition and a $16.0 million loan to finance the purchase of the Company's Denver headquarters.

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

During the nine months ended September 30, 2023, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Recently Issued Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements included in this quarterly report for recently adopted pronouncements as of the date of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal and provide liquidity. In the normal course of business, we are exposed to market risk related to fluctuating interest rates. The Company has both fixed and variable rate debt to manage the impact of these fluctuations. Accordingly, the Company is the fixed rate payor on an interest rate swap contract. Based on our overall interest rate exposure as of September 30, 2023, we do not believe a hypothetical 10 percent change in interest rates on our variable rate indebtedness would have a material effect on our results of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective at the reasonable assurance level.

During the quarter ended September 30, 2023, we identified an interest rate swap agreement associated with our Zions Facility, entered into during the quarter ended March 31, 2022, that had not been appropriately evaluated for accounting and disclosure considerations. This resulted in an immaterial error related to the recognition and disclosure of the interest rate swap in prior reporting periods, which is an indication that a material weakness existed within our internal controls for those prior periods. The immaterial error and disclosure considerations were corrected in this Quarterly Report on Form 10-Q for the period ended September 30, 2023.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This control deficiency did not result in a material misstatement of our prior period condensed consolidated annual or interim financial statements. We have determined that amending previously filed reports to correct the immaterial error is not required. However, the control deficiency could have resulted in material misstatements that may not have been prevented or detected. We have implemented enhanced internal controls that helped to identify this deficiency; however, those controls have not yet operated for a sufficient period of time to conclude the matter has been fully remediated.

Changes in Internal Control over Financial Reporting

Other than the changes made to remediate the matter above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

In designing and evaluating our disclosure controls and procedures, management recognizes that there are inherent limitations in the effectiveness of any control system, including the potential for human error and the possible circumvention or overriding of controls and procedures. No matter how well designed and operated, an effective control system can provide only reasonable, not absolute, assurance that the control objectives of the system are adequately met. Accordingly, the management of the Company, including its Chief Executive Officer and Chief Financial Officer, does not expect that the control system can prevent or detect all error or fraud. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We may in the ordinary course of business face various claims brought by third parties and we may, from time to time, make claims or take legal actions to assert our rights, including intellectual property rights as well as claims relating to employment matters and the safety or efficacy of our products. Any of these claims could cause us to incur substantial costs and, while we generally believe that we have adequate insurance to cover many different types of liabilities, our insurance carriers may deny coverage, may be inadequately capitalized to pay on valid claims, or our policy limits may be inadequate to fully satisfy any associated costs, damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our operations, cash flows and financial position. Additionally, any such claims, whether or not successful, could damage our reputation and business. We were not involved in any legal proceedings as of September 30, 2023, that could have a material adverse effect on our condensed consolidated financial position.

Item 1A. Risk Factors.

For a discussion of our potential risks and uncertainties, see the information in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. Other than the risk factors set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

The terms of our loan agreements require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

Under the terms of our credit agreements with Ares Capital and Zions Bancorporation discussed in more detail in Notes 6 and 14 to our condensed consolidated financial statements included in this quarterly report, we are subject to certain affirmative and negative covenants limiting our and our subsidiaries’ ability to incur certain additional indebtedness, create certain liens, liquidate or dissolve, amend organizational documents or certain other material contracts, enter into a change of control transaction and make certain distributions and investments without our lenders’ consent. Additionally, the Ares Credit Agreement requires that we maintain certain minimum revenue levels tested on a quarterly basis, for the proceeding twelve-month period, commencing with the fiscal quarter ending December 31, 2023. Our lenders may also declare us in default for certain types of events such as non-payment of debts when due, inaccurate representations and warranties, failure to comply with covenants and obligations, or with terms certain other of material indebtedness, certain material judgments, bankruptcy and insolvency, impairment of liens, a change of control and/or a material adverse effect. Upon such events, our lenders could declare an event of default, which would give them the right to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, our lenders would have the right to proceed against the assets we provided as collateral under the loan agreements. For example, under our loan agreements, the lenders would have the right to enforce liens and security interests over substantially all of our assets (excluding intellectual property) in the event of certain specified defaults. If the debt under any of our loan agreements is accelerated, we may not have sufficient cash or be able to sell sufficient assets to repay our debts or may have to curtail our growth plans, which would harm our business and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The following exhibits are included within or incorporated herein by reference.

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Form	Exhibit	Date Filed	File Number
3.1	Amended and Restated Certificate of Incorporation of Paragon 28, Inc.	8-K	3.1	10/19/2021	001-40902
3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Paragon 28, Inc.	8-K	3.1.1	05/19/2023	001-40902
3.2	Second Amended and Restated By laws	8-K	3.2	05/19/2023	001-40902
4.1	Form of Common Stock Certificate	S-1/A	4.2	10/08/2021	333-259789
4.2	Amended and Restated Investors’ Rights Agreement, dated as of July 28, 2020, by and between Paragon 28, Inc. and the investors party thereto.	S-1	4.3	9/24/2021	333-259789
10.1+	Employment Agreement, effective as of July 27, 2023, by and between Paragon 28, Inc. and Robert McCormack.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

PARAGON 28, INC.

Date: November 8, 2023	By:	/s/ Albert DaCosta
	Name:	Albert DaCosta
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2023	By:	/s/ Stephen M. Deitsch
	Name:	Stephen M. Deitsch
	Title:	Chief Financial Officer (Principal Financial Officer)