Form 10-K
period 2023-12-31
Paragon 28, Inc.
filed 2024-02-29
CIK 1531978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the New York Stock Exchange on June 30, 2023, was $830.7 million.

The number of shares of Registrant’s common stock outstanding as of February 23, 2024 was 82,837,092.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2023. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•
the impact on our business, financial condition and results of operation from any pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide;
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
•
the volatility of the trading price of our common stock; and
•
our compliance with extensive NYSE requirements, as well as laws and government rules and regulations both in the United States and internationally.

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
•
Our success depends on our ability to attract, retain and develop key personnel and if we are unsuccessful in our recruiting efforts, our business, financial condition and results of operations may be adversely affected.
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
•
Disruptions of critical information systems or material breaches in the security of our systems could have a material adverse effect on our business, customer relations, financial condition, and results of operations.
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

PART I

Item 1. Business.

Overview

Paragon 28, Inc. (collectively with its subsidiaries, "we," "us," "our," "P28" or the (Company") is a leading medical device company exclusively focused on the foot and ankle orthopedic market and we are dedicated to improving patient lives. Our innovative orthopedic solutions, procedural approaches and instrumentation cover a wide range of foot and ankle ailments including fracture fixation, forefoot, ankle, progressive collapsing foot deformity (PCFD) or flatfoot, charcot foot and orthobiologics. To treat these painful, debilitating or even life-threatening conditions, we provide a comprehensive portfolio of solutions that includes surgical implants and disposables, as well as surgical instrumentation. As of December 31, 2023, our broad suite of surgical solutions comprises nearly 80 product systems to help fit the specific needs of each patient and procedure. We design each of our products with both the patient and surgeon in mind, with the goal of improving outcomes, reducing ailment recurrence and complication rates, and making the procedures simpler, consistent and reproducible. We believe our passion, expertise, and exclusive focus in the foot and ankle market has allowed us to better understand the needs of our patients and physicians, which has enabled us to create innovations and enhanced solutions that disrupt and transform the foot and ankle market. As a result, we have experienced significant growth and momentum in our business.

We strive to disrupt and transform the market by focusing exclusively on the foot and ankle to develop and commercialize differentiated, high quality orthopedic solutions, advanced procedural approaches and instrumentation that are collectively designed to enable surgeons to provide consistent, reproducible and effective outcomes. Our development strategy integrates all aspects of the procedure and we seek to enhance support systems beyond implants. We develop procedure specific solutions featuring meaningfully improved and purpose-built designs for implants and instrumentation, enhanced surgical techniques and clinical support. We rely on an unbiased, clinical, research-first approach to developing new products, which allows us to create disruptive technologies. Each of our systems is designed to deliver the surgeon an enhanced user-experience throughout the procedure, while improving patient outcomes and increasing the reproducibility of results. We couple this innovation and advancement with a dedication to medical education to support surgeons, patients and stakeholders within our organization, while also delivering our products through a clinically focused sales force.

We have developed a comprehensive portfolio of foot and ankle surgical systems and procedural techniques designed to address many of the conditions requiring surgery in the foot and ankle, including fracture fixation; forefoot; ankle; PCFD or flatfoot; charcot foot; and orthobiologics. Each system typically includes numerous plates, screws, staples, nails, advanced joint and bone replacements, orthobiologics, and other implantation instruments and disposables. Except for our total talus spacer, which is authorized for marketing under a Humanitarian Device Exemption (HDE), our marketed products are either Class II medical devices cleared by the U.S. Food and Drug Administration (FDA) for specific indications or they are Class I exempt for general orthopaedic use. We have no products that are Class III medical devices.

Our development pipeline is driven by our passion and commitment to designing products aimed at improving patient outcomes and creating surgical efficiencies. We have a dedicated team of design and development engineers that have embodied our research philosophy to drive continual innovation and a system of collaboration that allows us to harness and rapidly respond to customer feedback to drive development of new concepts and product iterations. The foregoing has helped us to expand our portfolio quickly and consistently, having launched nearly 80 product lines since 2011 including four product lines launched in 2023. We currently have more than 30 product and system offerings in our development pipeline and expect the majority to launch commercially in the next 24 months. We have also enhanced our offerings through licensing agreements and tuck-in acquisitions, such as our recent acquisitions of Additive Orthopaedics and Disior Oy.

We have dedicated substantial resources to building a leading commercial organization that consists of sales, marketing and medical education. We believe our entrepreneurial and clinically-oriented culture has allowed us to build a leading sales force which includes an estimated 266 producing U.S. sales representatives as of December 31, 2023. We define producing sales representatives as those sales representatives' logging revenue, for at least one case, in all three months of each quarter. Our U.S. sales force consists primarily of independent sales representatives, the majority of whom are exclusive. During 2023, substantially all of our U.S. revenue was produced by our producing sales representatives. We began selling outside the United States in late 2016. As of December 31, 2023, we sell our products in 22 countries, and in 2023, our international business contributed approximately 15% of our revenue. We believe that we have a significant opportunity to continue to capture market share in existing and new territories both in the United States and internationally.

Success Factors

We believe the following success factors are essential to our mission of improving patient experiences and outcomes and will be significant factors in our continued success and growth:

Large, Growing, and Underdeveloped Foot and Ankle Market with Significant Unmet Clinical Needs.

The global market for implants and devices used in foot and ankle procedures is projected to grow at approximately 7% annually to reach $6.9 billion by 2028, representing the fastest growing market within orthopedics. The United States remains the largest market for foot and ankle procedures and is our largest market for product sales. Our estimates of the global foot and ankle market are based on internal and third-party data. We believe that growth in the foot and ankle market could accelerate with advancements in technology and an increased focus on and specialization in foot and ankle ailments. We also expect the foot and ankle market to benefit from general trends including an aging population, increased incidence of obesity and diabetes, as well as the broader patient populations’ desire to pursue a more active lifestyle.

Our market consists of medical devices and implants used across approximately six core sub-categories and conditions including fracture fixation, forefoot, ankle, PCFD or flatfoot, charcot foot and orthobiologics with varying levels of penetration across multiple providers. Additionally, the market is comprised of soft tissue, sports medicine, orthobiologics and analytical solutions across each of these sub-categories. We believe there is significant opportunity for further expansion and penetration across a broad subset of indications within foot and ankle due to current products delivering suboptimal patient outcomes, which is in part driven by a lack of anatomically specific technology and defined techniques. We also believe there has been a lack of innovation required to drive better clinical outcomes and surgeon experiences. We expect that new technologies driven by meaningful research, data analytics and AI will result in higher procedural success rates, which may prompt increased procedure volume.

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

Total Solutions Provider with a Comprehensive Portfolio.

We have a broad and comprehensive portfolio of surgical solutions for the foot and ankle market. Each of our offerings are designed with both the patient and physician in mind to deliver an enhanced user-experience throughout the procedure, while improving patient outcomes and increasing the reproducibility of results. Our current portfolio consists of nearly 80 product systems, offering significant depth in every indication. As of December 31, 2023 we had 569 issued or pending patents covering our portfolio. Our current suite of implants includes plates, plating systems, screws, staples, nails, and orthobiologics. Among other advanced technology solutions, we empower our physicians with a spectrum of pre-operative planning and intra-operative support systems including laser alignment tools, patient specific instrumentation, and other advanced technology solutions designed to enhance physician experiences and create procedural efficiencies. We have expanded our portfolio quickly and consistently having launched nearly 80 product lines since 2011 including four product lines launched in 2023.

Deep Clinical Expertise.

Our clinical expertise has been fundamental to our success in advancing the standard of care in foot and ankle surgery. We invest significant time and resources to understand the specific needs of our patients and physicians to help cultivate novel solutions. We take an unbiased, clinical, research-first approach to developing new products in our portfolio which allows us to develop disruptive technologies. To support our mission, we have built a team that has diverse experiences and educational backgrounds, and have developed collaborative relationships with what we believe are the most forward-thinking foot and ankle specialists across a variety of indications. We believe collaboration with all stakeholders within the foot and ankle community is vital to product advancement and has been a driving force behind our success as a disruptor in the space.

Dedication to Medical Education.

We are dedicated to supporting our patients and surgeons with a comprehensive educational experience. To support our stakeholders, we have built a 250-person auditorium and a 40-station cadaveric operating lab that are used for on-site education and training sessions. In addition to education and training opportunities offered at our headquarters, we have developed and offer a broad range of regional programs and virtual seminars. The breadth of our educational and training programs allows us to cater to larger sized groups of surgeons and salespeople with significant flexibility around time and location in the United States and internationally. Since our inception, thousands of surgeons and stakeholders have participated in our education and training curriculums both on-site and through our other offerings.

Large Research & Development Team Leveraging Unique Insights.

We have a large and growing, dedicated team of development engineers that work hand-in-hand with thought-leading foot and ankle specialists and third-party development specialists to advance our mission. Our strong research & development team seeks to break barriers in foot and ankle as we rethink existing procedures and products. We have developed a culture and system of collaboration which allows us to harness and rapidly respond to customer feedback to drive development of new concepts and product iterations.

Our Growth Strategy

Our strategic levers to achieve our mission and drive continued growth include:

Continue to Invest in Research and Development to Further Improve Outcomes and Expand Our Addressable Market.

We have a strong history of developing and commercializing new products. We intend to maintain a procedurally focused approach to product development and have over 30 projects underway as of December 31, 2023, the majority of which we anticipate launching in the next 24 months. Our capabilities allow us to develop products that span a spectrum of regulatory pathways including 510(k) clearance and HDE.

Transform the Foot and Ankle Market by Leveraging Our Smart 28 Initiatives to Advance the Foot and Ankle Surgical Experience and Clinical Outcomes.

Smart 28 is our initiative to improve all aspects of foot and ankle treatments utilizing advanced technologies such as AI, data analytics, patient specific algorithms, 3-D modeling and other enabling technologies. We have assembled and will continue to build a team of industry experts to detail the needs and direction of this initiative. As part of our Smart 28 initiative, we currently offer several innovative technologies including proprietary solutions and platforms for 3-D printing technology, 3-D modeling software, patient specific guides and implants and laser alignment tools, as well as our end-to-end, fully enabled cloud-based infrastructure and AI-platform. We believe these analytical tools will continuously improve as data points from each procedure using this platform is collected, such as the information regarding the impact of corrections on the musculoskeletal system and surrounding soft tissue. We believe such iterative, data-driven improvements will result in improved surgical outcomes.

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

Advance Medical Education and Targeted Marketing Campaigns.

We have developed state-of-the art programs and facilities to further benefit the community and empower surgeons with the tools and knowledge to drive improved clinical outcomes. We plan to utilize these programs and facilities to effectively spread awareness of our solutions. We offer focused medical education courses for our customers, and we have created a curriculum of in-person and virtual courses, seminars and databases with the goal of providing continued education to our customers on our products, as well as teaching new surgical approaches. Our approach to clinical education is results-oriented and supported by robust data, which we believe allows us to drive trust among the broader community with more accurate and quantifiable information and feedback. We believe our focus on the advancement of education will contribute to the overall growth of the foot and ankle market and our business. We are also committed to patient education for foot and ankle therapies and invest resources in direct-to-patient marketing. Beyond our programs and facilities, we have a broad range of tools we use to drive patient awareness including social media campaigns and conference exhibits. We believe that our focus on clinical education through our expansive curriculum and training opportunities and directed outreach to educate patients will drive ongoing adoption of our solutions and products.

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

Our definition of the foot and ankle market includes the treatment of (1) fracture fixation; (2) hallux valgus or bunions; (3) hammertoe; (4) ankle arthritis; (5) avascular necrosis of the ankle; (6) progressive collapsing foot deformity (PCFD) or flatfoot; (7) charcot foot; and (8) orthobiologics.

Our Market Opportunity

We define our market as the market for surgical implants and devices used in foot and ankle procedures across all major indications, which include fracture fixation, forefoot, ankle, PCFD or flatfoot, charcot foot and orthobiologics. We believe each of these subsegments and orthobiologics represents its own market opportunity with varying growth rates. We estimate the global market for surgical implants and devices used in foot and ankle procedures was approximately $4.9 billion in 2023 and is expected to grow at approximately 7% annually, representing one of the fastest growing markets within orthopedics. The United States remains the largest market for foot and ankle procedures, representing approximately 55% of the global market in 2023, and is our largest market for product sales. Our estimates of the global foot and ankle market are based on internal and third-party data.

The broader global foot and ankle market opportunity across each major indication and orthobiologics is shown in the table below.

	Estimated	Estimated
	2023 Market Size	Annual
Foot and Ankle Market Segment	(in millions)	Growth
Forefoot(1)	$1,700	10%
Fracture Fixation	1,500	5%
Ankle(2)	500	9%
Flatfoot or PCFD	400	3%
Charcot Foot	200	4%
Orthobiologics(3)	600	6%
Total Global Market	$4,900	7%

------------------------------------------

(1)
Forefoot includes hallux valgus (bunions) and hammertoe.
(2)
Ankle includes all non-fracture ankle conditions surrounding the ankle including soft tissue.
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

Limitations of Existing Approaches in the Foot and Ankle Market

The foot and ankle surgical implant and device market is a relatively new segment of the orthopedic market and is dominated by a handful of incumbents who also operate across the broader medical technology and orthopedic markets. We believe technological advancement and growth in this market has been limited by certain trends in the industry, including:

•
Lack of Sole Focus on and Dedication to Improving Outcomes in the Foot and Ankle Market.

Many of the current incumbent providers operate across multiple sectors both within orthopedics, as well as other medical technology segments and they have not traditionally created technologies designed exclusively for the foot and ankle surgeon. Typically, these incumbents include their foot and ankle products within broader orthopedic divisions where sales and development teams are allocating time and resources to a broad array of solutions across multiple anatomies beyond the foot and ankle.

•
Lack of Overall Education and Awareness of Optimal Approaches for Treating Foot and Ankle Conditions, Resulting in Higher Failure and Recurrence Rates.

The foot and ankle market is an emerging segment of orthopedics and its patients within this segment experience high recurrence and failure rates that can be associated with a multitude of complications. We believe there has been a lack of focus on developing robust medical and clinical education platforms and curriculums aimed to benefit key stakeholders in foot and ankle.

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

We believe the differentiation of our purpose-built solutions and the clinical value that we provide to our surgeon customers is demonstrated by our commercial success and growth. Since our first internally developed product, the Preserve bone wedges, launched in 2011, we have commercialized nearly 80 product systems. Additionally, we currently have more than 30 product and system offerings in our development pipeline the majority of which we expect to launch commercially in the next 24 months which represents our continued dedication to enhancing our product portfolio with novel and disruptive solutions. We have also rapidly expanded our global intellectual property portfolio and will continue to focus on only patenting what we view as truly unique.

Our Smart 28 Ecosystem

We expect to continue to invest in Smart 28 with the intent of developing post-operative solutions, while further bolstering our capabilities and offerings within the preoperative and intraoperative stages.

Our Procedurally Focused Systems

We have developed a comprehensive portfolio of foot and ankle surgical systems. Each system typically includes one or more of the following: plates, screws, staples, nails, advanced joint and bone replacements, orthobiologics, and other implantation instruments and disposables specifically designed for the particular surgical system. We focus our engineering efforts equally on each component of our surgical systems, from the implants to the procedural approach and instruments. Since inception, we have designed and currently market nearly 80 product systems. Our products are available in a variety of sizes and configurations to best suit the individual patient’s anatomical and surgical requirements.

Our Plating Systems

We currently offer three plating systems: Gorilla Plating System, Baby Gorilla Plating System and Silverback Ankle Fusion Plating System. These plating systems are used in all major procedural segments within the foot and ankle industry. Our plates were created with the patient and surgeon in mind and designed to eliminate hardware irritation and the need for plate manipulation to help enhance surgical outcomes. Our plates are generally optimized to be procedure-specific with varying degrees of thickness to best suit the anatomical requirements of each patient and surgery. Our anatomically contoured plates are machine contoured, which we believe results in stronger, more balanced constructs with a better fit when compared to plates that are stamped, rolled, or bent. To complement our plates, drive clinical value, and enhance reproducibility, we offer complete all-in-one caddies containing the implants and procedure-specific instruments that surgeons will likely utilize in the procedure. Several of our plating systems include many patented features.

Our leading plating system is the Gorilla Plating System (Gorilla). Gorilla is one of the most comprehensive foot and ankle plating systems with over 290 plating options and a wide variety of plate-specific screws.

Gorilla Plate-Specific Screws

• One of the most comprehensive product offerings with 14 systems, 61 styles, and 293 plate options with unique, customizable instrumentation

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

The Gorilla Plating System and Baby Gorilla Plating System are cleared for use in stabilization and fixation of fractures or osteotomies; intra and extra articular fractures, joint depression, and multi-fragmentary fractures; revision procedures, joint fusion and reconstruction of small bones of the toes, feet and ankles including the distal tibia, talus, and calcaneus, as well as the fingers, hands, and wrists. The systems can be used in both adult and pediatric patients. The Gorilla Plating System and the Baby Gorilla Plating System received 510(k) clearance in April 2014. The Gorilla Plating System and the Baby Gorilla Plating System are cleared as Class II medical devices for the above indications and the associated instrumentation are cleared as Class I medical devices.

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

The Silverback Gorilla Plating System are cleared for use in stabilization and fixation of fractures or osteotomies; intra and extra articular fractures, joint depression, and multi-fragmentary fractures; revision procedures, joint fusion and reconstruction of small bones of the toes, feet and ankles including the distal tibia, talus, and calcaneus, as well as the fingers, hands, and wrists. The system can be used in both adult and pediatric patients. The Silverback Gorilla Plating System received 510(k) clearance in September 2018. The Silverback Gorilla Plating System is cleared as a Class II medical device for the above indications and the associated instrumentation are cleared as Class I medical devices.

Our Precision Guide Technology

Precision Guide is our patented instrument technology that we created with the goal of improving surgical outcomes and allowing surgeons of all skill levels and experience to perform consistent and reproducible procedures utilizing our implants. This technology also saves time in the operating room and reduces the amount of fluoroscopy, a type of medical imaging, used.

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

Our screws can be used as a standalone implant, with other screws, or in tandem with a plating system, depending on the procedural demands and surgeon preference. We designed our screws with the mindset of being inclusive and cognizant of individual surgeon preferences, knowing that there is more than one way to a successful outcome. We believe that we offer surgeons one of the broadest arrays of screw options, including headed and headless screws, fully and partially threaded, all at various sizes. Other key features of our screws include reverse cutting flute threading, which are self-tapping reverse threads that help facilitate screw removal, and forward cutting flutes, which creates thread pattern during screw insertion and allow the screw to be self-tapping.

The Monster Screw System is cleared for use in bone reconstruction, osteotomy, arthrodesis, joint fusion, ligament fixation, fracture repair and fracture fixation, appropriate for the size of the device. The Monster Screw System, including the Joust Beaming Screw System, can be used in both adult and pediatric patients. The Monster Screw System received 510(k) clearance in April 2013. The Monster Screw System is cleared as Class II medical devices for the above indications and the associated instrumentation are cleared as Class I medical devices.

The Joust Beaming Screw System is indicated for use in bone reconstruction, osteotomy, arthrodesis, joint fusion, ligament fixation, fracture repair and fracture fixation, appropriate for the size of the device. The Joust Beaming Screw System received 510(k) clearance in April 2019. The Joust Beaming Screw System can be used in adult patients. The Joust Beaming Screw System is cleared as Class II medical device for the above indications and the associated instrumentation are cleared as Class I medical devices.

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

The APEX 3D total ankle replacement system is cleared for use as a total ankle replacement in primary surgery for patients with ankle joints damaged by severe rheumatoid, post-traumatic or degenerative arthritis. Revision surgery for these patients is also indicated for patients with sufficient bone stock present. The APEX 3D total ankle replacement system can be used in both adult and pediatric patients. The APEX 3D total ankle replacement system received 510(k) clearance in July 2020. The APEX 3D total ankle replacement system is cleared as Class II medical device for the above indications and the associated instrumentation are cleared as Class I medical devices.

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

FasTrac is our proprietary distal tibia alignment system that features laser technology developed to provide a precise visual reference point during component alignment, a critical step in establishing optimal implant placement during TAR. In addition to expediting and visually enhancing alignment, the system streamlines the surgical technique by eliminating the need to insert an additional pin into the tibia or conduct CT scans. The FasTrac system is designed to be used to verify varus/valgus alignment as well as internal external alignment. FasTrac is cleared for use for the same use as our APEX 3D total ankle replacement system and can be used in adult patient populations. The FasTrac received 510(k) clearance in November 2020. FasTrac is cleared as Class II medical device for the above indications and the associated instrumentation are cleared as Class I medical devices.

MAVEN is our proprietary patient-specific instrumentation offering that provides an accurate and simple-to-use surgical planning technology to surgeons. It utilizes an advanced CT-based coordinate system designed for reproducible alignment and accurate implant placement critical for long-term survivorship of the implant. MAVEN advances patient-specific technologies with its anatomical design features, which promote alignment accuracy, stability, and ideal implant placement. MAVEN is compatible with both weight-bearing CT and traditional CT scanning technologies and features one continuous scan from the knee through the base of the foot to capture biomechanically accurate data. The combination of patient-specific CT information, contoured guides, and APEX 3D implant designs provide the surgeon with exceptional technology engineered to optimize patient outcomes. Our MAVEN patient-specific instrumentation is intended to be used as patient specific surgical instrumentation to help position total ankle replacement components intraoperatively and guide bone marking before cutting. MAVEN can be used in adult and pediatric patients. MAVEN received 510(k) clearance in January 2021. MAVEN is cleared as Class II medical device for the above indication and the associated instrumentation is cleared as Class I medical devices.

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

Patients who received the Patient Specific Talus Spacer in an independent clinical study showed a reduction in pain compared to baseline visual analogue scale pain scores, a standard unidimensional measure of pain, improvement in range of motion, and improvement of functional outcomes based on all Foot and Ankle Outcome Score (FAOS) subscales, including pain, other symptoms, function in daily living, function in sports and recreational activities, and foot and ankle-related quality of life. This study evaluated 32 cases in 31 patients. The primary safety endpoint was the proportion of patients who underwent a secondary subsequent surgical intervention (SSSI). Other safety endpoints assessed included adverse events, device or procedure related adverse events, adverse events by severity, and serious adverse events. The probable benefit endpoint, which is an endpoint used in HDE applications to demonstrate the probable benefit of health from use of the device outweighs the risk of illness or injury from its use, was the reduction in baseline level pain following surgery using the Visual Analog Scale (VAS) for pain. The secondary probable benefit endpoints assessed included ankle range of motion (ROM) and FAOS. FAOS subscales, pain, symptoms (stiffness, swelling), activities of daily living (ADL), ability to perform sports and recreational activities (Sport/Rec); and foot/ankle-related quality of life (QoL) were also assessed. The patients who were implanted with the patient specific talus spacer in the above study received a clinically meaningful probable benefit from the device. The study demonstrated that baseline VAS pain score was reduced by -2.8 cm postoperatively, from 6.9 cm (moderate to severe pain) to 4.1 cm (mild pain). ROM also improved on average, especially when limiting the analysis to those patients who had at least a year of follow-up and thus had adequate time to rehabilitate. Functional outcomes based on FAOS subscales also improved, with average improvement on all subscales exceeding the associated MIC threshold except Sport/Rec. Moreover, the rate of reoperation was low, with 9.4% of cases resulting in reoperation. Improvement in pain and function measures, accompanied by a low rate of reoperation, is particularly meaningful to AVN talus patients who have limited options and high risk of needing to undergo fusion or amputation. No serious adverse events were reported and there were only three adverse events reported, one for scarring and two for pain related to the implant. The study was not powered for significance.

The total talus spacer is marketed pursuant to an approved HDE application to treat avascular necrosis of the ankle joint. The anatomical landmarks necessary for the design and creation of the patient specific talus spacer must be present and identifiable on a CT scan. The total talus spacer system can only be used in adult patients. Additive Orthopaedics began development on the total talus spacer in the first quarter of 2016 and the original HDE application was approved in February 2021.

Forefoot Correction Systems

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

In a study published in Foot and Ankle Clinics in 2019, the authors report on their experience using the PROMO procedure on 60 patients with one year of follow-up and 25 patients with two years of follow-up. The authors noted that there was a 3% deformity recurrence rate observed, with 100% union rate achieved. In an earlier prospective study published in Foot & Ankle Orthopaedics in 2018, results demonstrated that the PROMO technique reliably corrects pronation and varus through a stable osteotomy, avoiding fusing of any healthy joints. After one year, all 25 patients were satisfied with the surgery, and no recurrence or complications were found. The authors also reported significant improvement in radiographic measurements, including the lack of metatarsal shortening, which can occur with the Lapidus bunionectomy procedure. We did not fund this study and were not involved in the data collection or the publication. The study was not powered for significance and no adverse events were reported.

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

In a clinical study designed to analyze the efficacy of different fixation devices in relation to such devices ability to prevent plantar gapping, our Phantom Intramedullary Nail demonstrated improved performance as compared to a medial wall plate construct and crossing screw constructs while avoiding soft tissue irritation. A study published in Foot & Ankle Orthopaedics in 2019 compared our 4-Hole Phantom Intramedullary Nail, 3-Hole Phantom Intramedullary Nail, Gorilla Lapidus Plate, and a two-crossing screw construct in cadaveric tissue in cyclic loading, simulating repeated loading of the foot that would occur with walking. The study found that the 3-Hole and 4-Hole Phantom Intramedullary Nails, as well as the Gorilla Lapidus Plate all had statistically significant less plantar gap widening than crossing screws and may provide a better environment for bone healing than screw fixation.

The Phantom Intramedullary Nail System is indicated for use in stabilization and fixation of the small bones of the feet and ankle for the treatment of fractures, osteotomies, nonunions, pseudoarthroses and malunions by revision, joint fusion or reconstruction procedures. Phantom Intramedullary Nail System can be used in both adult and pediatric patients. The Phantom Intramedullary Nail System received 510(k) clearance in June 2017. The Phantom Intramedullary Nail System is cleared as Class II medical device for the above indications and the associated instrumentation are cleared as Class I medical devices.

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

Product Development and Pipeline

We are committed to continuously expanding our portfolio of foot and ankle solutions and to bring next-generation products to market. Our development pipeline is driven by our passion and commitment to designing products aimed at improving patient outcomes and creating surgical efficiencies. We have a dedicated team of design and development engineers that have embodied our research philosophy to drive continual innovation. Our internal engineering team is comprised of highly qualified individuals, and when needed we utilize third-party resources to augment and support our team with subject matter expertise. We believe our research philosophy provides us with a competitive edge in the marketplace, and includes the following principles:

•
Research and understand the fundamentals of foot and ankle disease
•
Perform unbiased research to rethink an existing procedure or product
•
Incorporate multiple philosophies and approaches into product design
•
Design purpose-built products
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

Clinical Overview

We are committed to continued investment in clinical evidence and involving physicians who are recognized as thought leaders in foot and ankle. We believe these efforts will continue to generate a large compendium of publications to ultimately drive adoption of our products and increase awareness of foot and ankle procedures with the goal of establishing our products as the standard of care. Since inception, we have developed a broad set of published studies that we believe strengthens our position as a thought leader in our industry. The safety and clinical performance of our products are supported by nearly 100 publications, over half of which were sponsored by Paragon 28. This includes nearly 80 journal publications and scientific meetings, 20 of which were algorithm-oriented, and over 20 clinical whitepapers and case studies.

We plan to continue investing in pre-clinical and post-clearance or post-certification studies to drive utilization of our products. As part of our clinical strategy, we emphasize and internally conduct performance testing of our products including mechanical implant testing in an effort to substantiate the claims we make and support marketing of our clinically meaningful systems.

Commercial Approach

We have dedicated substantial resources to building a leading commercial organization that consists of sales, marketing and medical education. We believe our entrepreneurial and clinically oriented culture has allowed us to grow our commercial team.

To support our commercial expansion and awareness of the clinical benefits of our solutions, we have made significant investments in our education and training programs. To date, we have trained thousands of surgeons and other professionals. In addition, in 2019 we opened a new corporate, research and development, and clinical headquarters, which includes a 250-person auditorium and a 40-station cadaveric lab that have the capacity to train up to 5,000 people per year. In the United States, we believe there are approximately 2,400 orthopedic surgeons who specialize in foot and ankle, approximately 2,300 pediatric and trauma surgeons that treat foot and ankle and approximately 9,000 surgical podiatrists, approximately half of which are performing foot and ankle surgery. In addition to education and training opportunities offered at our headquarters, we employ a broad range of additional options including regional programs and virtual seminars. The breadth of our educational and training programs allows us to cater to a broad range of surgeons and salespeople with significant flexibility around time and location.

Education for our commercial organization is extensive and on-going. We believe our extensive training programs have contributed to the clinical expertise of our sales representatives, enabling them to become trusted partners of foot and ankle surgeons.

Our U.S. sales forces consists primarily of independent sales representatives, the majority of whom are exclusive. For the year ended December 31, 2023, substantially all of our U.S. revenue was produced by 266 producing sales representatives. We define producing sales representatives as those sales representatives' logging revenue, for at least one case, in all three months of each quarter. As of December 31, 2023, our international sales force consists of several independent sales agents and direct sales representatives, 9 non-stocking distributors, 8 stocking distributors, and 5 direct sales market. We began selling outside the U.S. in 2016. We believe that we have a significant opportunity to continue to capture market share in existing and new territories both in the United States and internationally. We expect to continue to dedicate meaningful resources to expand and strengthen our global sales force.

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
•
clinical outcomes and ease of use;
•
intellectual property; and
•
customer service.

Within the lower extremities market, our primary competitors include multinational companies such as Stryker Corporation (Stryker), Arthrex, Inc. (Arthrex), Smith & Nephew plc (Smith and Nephew), Johnson & Johnson (J&J) and Zimmer Biomet Holdings, Inc. (Zimmer Biomet) as well as with companies with one or a limited number of foot and ankle products such as Enovis Medical (Enovis), CrossRoads Extremity Systems, LLC (Crossroads), Medline Industries, Inc. (Medline), Conmed Corporation (Conmed), and Treace Medical Concepts, Inc. (Treace).

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

As of December 31, 2023, our patent portfolio included 304 owned and issued patents. Of our patents:

•
Twenty-five patents relate to technologies used in our orthobiologics products. Of these, six are utility patents and nineteen are design patents, all of which relate to the associated tools and implants used; ten are U.S. patents, six are UK patents and nine are EU patents; and these patents begin to expire in 2028.
•
Sixteen patents relate to technologies used in our nails; of these five are design patents and eleven are utility patents; two relate to surgical techniques and fourteen relate to the associated tools and/or implants used; six are U.S. patents, four are European patents, three are UK patents, one is a Swiss patent, one is a German patent, and one is a Japanese patent; and these patents begin to expire 2030.
•
One hundred and seventy-nine patents relate to technologies used in our plating systems; of these one hundred and twenty-five are design patents and fifty-four are utility patents; all of these patents relate to the associated tools with one also covering the surgical technique; seventy-one are U.S. patents, forty-two are EU patents, forty-six are UK patents, five are German patents, five are French patents, four are Spanish patents, four are Dutch patents, one is a Canadian patent, and one is an Australian patent; and these patents begin to expire in 2028.
•
Eighteen patents relate to technologies used in our screws; of these three are design and fifteen are utility patents; all of these patents cover the tools used; eight are U.S. patents, three are UK patents, two are EU patents, one is a German patent, two are Spanish patents, one is a French patent, and one is a Dutch patent; and these patents begin to expire 2035.
•
Fifty-five patents relate to technologies used in our other products including hammertoe implants, titanium wedges, soft tissue fixators; of these nineteen are design patents and thirty-six are utility patents; all of these relate to the associated tools, system, and/or implants used with two also covering the surgical technique; twenty-five are U.S. patents, eight are UK patents, six are EU patents, three are German patents, three are Spanish patents, three are French patents, three are Dutch patents, one is a Danish patent, one is an Irish patent, one is a Canadian patent and one is a Norwegian patent; and these patents begin to expire in 2033.
•
Eleven patents relate to technologies used in our total ankle arthroplasty system; all of these are U.S. utility patents that cover the implant system and the tools used; and these patents begin to expire in 2039.

In addition to our owned patents, we have nine registered patents that are in-licensed pursuant to our agreement with Biedermann Technologies GmbH & Co. KG ("Biedermann") and two registered patents that are in-licensed pursuant to our agreement with Extremity Medical, LLC (“Extremity”). Of the nine patents licensed from Biedermann, six are utility patents and three are design patents. All of the Biedermann patents relate to technologies used in our JAWs staple system. Of the patents licensed from Biedermann, six are U.S. patents, one is an EU patent, one is a Chinese patent and one is a Japanese patent. The patents licensed from Biedermann begin to expire in 2033. The two patents licensed from Extremity are utility patents and relate to technology used in our Phantom Lapidus Intramedullary Nail System. The patents licensed from Extremity begin to expire in 2030.

We entered into the license agreement with Biedermann in July 2017 ("Biedermann License Agreement"). Pursuant to the Biedermann License Agreement, we are required to pay a royalty of four percent (4%) of net revenue related to the licensed intellectual property for 15 years following the date of first sale, including a minimum annual payment of $250,000. The term of the agreement is 20 years, and automatically renews for five-year periods thereafter. Payments to Biedermann under this license agreement totaled $269,000, $249,000 and $87,000 for the years ended December 31, 2023, 2022 and 2021, respectively. Amounts payable to Biedermann as of December 31, 2023 and December 31, 2022 were $155,000 and $164,000, respectively. We entered into the Extremity License Agreement in November of 2021 (“Extremity License Agreement”). Pursuant to the Extremity License Agreement, we are required to pay a royalty of four percent (4%) of net sales related to the licensed intellectual property until the expiration of the last expired patent. Payments to Extremity under this license agreement totaled $0, $64,000 and $0 for the years ended December 31, 2023, 2022 and 2021, respectively. We believe the Biedermann License Agreement and the Extremity License Agreement are both immaterial to our business.

As of December 31, 2023, we had 265 pending patent applications globally, including 87 in the United States. In addition to these patent applications, we have one pending patent application that is pursuant to our license agreement with Biedermann. The patent pursuant to our license agreement with Biedermann includes seven utility patents and three design patents that cover technology related to our JAWS staple system. Of these patent applications, eight are U.S. patents and two are EU patents. These patent applications will expire 20 years from their earliest filing date when issued. As a result, the earliest these patents could expire, if issued, would be 2035. The pending patent application is intended to exclude competitors from practicing the innovations of our currently marketed product offering, to protect potential future commercialization opportunities, and to strategically block potential workarounds by competitors.

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

Manufacturing and Supply

We currently leverage multiple third-party manufacturing relationships to ensure high-quality, low-cost production while maintaining a capital efficient business model. We have multiple sources of supply for many of our surgical solutions’ critical components. Nearly all of our supply agreements do not have minimum manufacturing or purchase obligations. As such, we generally do not have any obligation to buy any given quantity of products, and our suppliers generally have no obligation to sell to us or to manufacture for us any given quantity of our products or components for our products. In most cases, we have redundant manufacturing capabilities for each of our products although we are starting to experience some inflationary pressure and extended lead times, primarily limited to raw materials and labor. Except during the height of the COVID-19 pandemic, we have not experienced any significant difficulty obtaining our products or components for our products necessary to meet demand, and we have only experienced limited instances where our suppliers had difficulty supplying products by the requested delivery date. We believe our manufacturing capacity is sufficient to meet market demand for our products for the foreseeable future.

Order quantities and lead times for components purchased from suppliers are based on our forecasts derived from both historical demand and anticipated future demand. Lead times for components may vary depending on the size of the order, time required to fabricate, specific supplier requirements and current market demand for the components, sub-assemblies and materials. For a discussion of risks related to third-party contract manufacturers and suppliers, some of which are single source, see "Risk Factors—Risks Related to Administrative, Organizational and Commercial Operations and Growth." We depend on third-party contract manufacturers and suppliers, some of which are single source, to produce and package all elements comprising our foot and ankle products, and if these suppliers and manufacturers fail to supply us, our products or their components or subcomponents in sufficient quantities or at all, it will have a material adverse effect on our business, financial condition, and results of operations."

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

FDA Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device commercially distributed in the United States requires either FDA clearance of a 510(k) premarket notification, de novo classification, or a premarket approval (PMA). Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the Quality System Regulation (QSR), facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post-market surveillance, patient registries and FDA guidance documents.

While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risks, such as life sustaining, life supporting or some implantable devices, or devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device, are placed in Class III, requiring a PMA. Some pre-amendment devices are unclassified, but are subject to FDA’s premarket notification and clearance process in order to be commercially distributed. The majority of our currently marketed products are Class II devices subject to 510(k) clearance, though we also market certain Class I exempt devices that do not require 510(k) clearance and one Class III product that is marketed pursuant to an approved HDE application. We are also in the process of developing one of our pipeline products that we believe will be subject to the requirement for approval under a PMA before it can be marketed.

510(k) Clearance Marketing Pathway

To obtain 510(k) clearance, we must submit to the FDA a premarket notification submission demonstrating that the proposed device is “substantially equivalent” to a legally marketed predicate device. A predicate device is a legally marketed device that is not subject to premarket approval, i.e., a device that was legally marketed before May 28, 1976 (pre-amendments device) and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I, or a device that was found substantially equivalent through the 510(k) process. The FDA’s 510(k) clearance process usually takes from three to nine months, but may take longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. In addition, FDA collects user fees for certain medical device submissions and annual fees for medical device establishments. For fiscal year 2024, the standard user fee for a 510(k) premarket notification application is $21,760.

If the FDA agrees that the device is substantially equivalent to a predicate device currently on the market, it will grant 510(k) clearance to commercially market the device. If the FDA determines that the device is “not substantially equivalent” to a previously cleared device, the device is automatically designated as a Class III device. The device sponsor must then fulfill more rigorous PMA requirements or can request a risk-based classification determination for the device in accordance with the de novo classification process, which is a route to market for novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, will require a new 510(k) clearance or, depending on the modification, a PMA or de novo classification. The FDA requires each manufacturer to determine whether the proposed change requires submission of a 510(k) premarket notification, request for de novo classification or a PMA in the first instance, but the FDA can review any such decision and disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or request the recall of the modified device until 510(k) marketing clearance, a PMA, or issuance of a de novo classification. Also, in these circumstances, the manufacturer may be subject to significant regulatory fines or penalties.

Over the last several years, the FDA has reformed its 510(k) clearance process. For example, in September 2019, the FDA issued revised final guidance describing an optional “safety and performance based” premarket review pathway for manufacturers of “certain, well-understood device types” to demonstrate substantial equivalence under the 510(k) clearance pathway by showing that such device meets objective safety and performance criteria established by the FDA, thereby obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process. The FDA has developed and maintains a list of device types appropriate for the “safety and performance based” pathway and continues to develop product-specific guidance documents that identify the performance criteria for each such device type, as well as recommended testing methods where feasible.

PMA Approval Pathway

Class III devices require PMA approval before they can be marketed, although some pre-amendment Class III devices for which the FDA has not yet required a PMA are cleared through the 510(k) process. The PMA process is more demanding than the 510(k) premarket notification process. In a PMA, the manufacturer must demonstrate that the device is safe and effective, and the PMA must be supported by extensive data, including data from preclinical studies and human clinical trials. The PMA must also contain a full description of the device and its components, a full description of the methods, facilities, and controls used for manufacturing, and proposed labeling. Following receipt of a PMA, the FDA determines whether the application is sufficiently complete to permit a substantive review. If the FDA accepts the application for review, it has 180 days under the FDCA to complete its review of a PMA, although in practice, the FDA’s review often takes significantly longer, and can take up to several years. An advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will generally conduct a pre-approval inspection of the applicant or its third-party manufacturers’ or suppliers’ manufacturing facility or facilities to ensure compliance with the QSR. PMA applications are also subject to the payment of user fees, which for fiscal year 2024 includes a standard application fee of $483,560.

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

In November 2017, the FDA released a guidance document entitled “Regulatory Considerations for Human Cells, Tissues, and Cellular and Tissue—Based Products: Minimal Manipulation and Homologous Use—Guidance for Industry and Food and Drug Administration Staff.” The guidance outlined the FDA’s position that all products being purportedly marketed as Section 361 HCT/Ps are more than minimally manipulated and would therefore require a marketing approval to be lawfully marketed in the United States. The guidance also indicated that the FDA would exercise enforcement discretion, using a risk-based approach, with respect to the IND application and pre-market approval requirements for certain HCT/Ps for a period of 36 months from the issuance date of the guidance to allow manufacturers to pursue INDs and/or seek marketing authorizations. Under this approach, the FDA indicated that high-risk products and uses could be subject to immediate enforcement action. In July 2020, the FDA extended its period of enforcement discretion to May 31, 2021. As of June 1, 2021, the FDA resumed enforcement of IND and premarket approval requirements with respect to these products.

Pervasive and Continuing Post-Market Regulation

After a product is cleared or approved for marketing (or where the product does not require affirmative marketing authorization, is marketed), numerous and pervasive regulatory requirements continue to apply. These include:

•
establishment registration and device listing with the FDA;
•
Quality System Regulation (QSR) requirements, which require manufacturers, including third-party manufacturers and suppliers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;
•
labeling regulations and FDA prohibitions against the promotion of investigational products, or the promotion of “off-label” uses of cleared or approved products;
•
requirements related to promotional activities;
•
clearance or approval of product modifications to 510(k)-cleared devices that could significantly affect safety or effectiveness or that would constitute a major change in intended use of one of our cleared devices, or approval of certain modifications to PMA devices or devices authorized for marketing pursuant to the HDE pathway;
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

Manufacturing processes for medical devices are required to comply with the applicable portions of the QSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation and servicing of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master record, device history file, design history file and complaint files. As a manufacturer, we are subject to periodic scheduled or unscheduled inspections by the FDA. Failure to maintain compliance with the QSR requirements could result in the shut-down of, or restrictions on, manufacturing operations and the recall or seizure of marketed products. The discovery of previously unknown problems with any marketed products, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls.

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
•
refusing or delaying requests for 510(k) marketing clearance or PMA of new products or modified products;
•
withdrawing 510(k) clearances, HDEs, or PMA that have already been granted;

•
refusal to grant export approvals for our products;
•
civil monetary penalties; or
•
criminal prosecution.

Regulation of Medical Devices in the European Union

The European Union (EU) has adopted specific directives and regulations regulating the design, manufacture, clinical investigation, conformity assessment, labeling and adverse event reporting for medical devices.

Until May 25, 2021, medical devices were regulated by the Council Directive 93/42/EEC (EU Medical Devices Directive) which has been repealed and replaced by Regulation (EU) No 2017/745 (EU Medical Devices Regulation). Our current certificates have been granted and renewed under the EU Medical Devices Directive whose regime is described below. However, as of May 26, 2021, some of the EU Medical Devices Regulation requirements apply in place of the corresponding requirements of the EU Medical Devices Directive with regard to registration of economic operators and of devices, post-market surveillance, market surveillance and vigilance requirements. Pursuing marketing of medical devices in the EU will notably require that our devices be certified under the new regime set forth in the EU Medical Devices Regulation.

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

The EU Medical Devices Regulation became effective on May 26, 2021. In accordance with its recently extended transitional provisions, both (i) devices lawfully placed on the market pursuant to the EU Medical Devices Directive prior to May 26, 2021, and (ii) legacy devices lawfully placed on the EU market after May 26, 2021, in accordance with the EU Medical Devices Regulation transitional provisions may generally continue to be made available on the market or put into service, provided that the requirements of the transitional provisions are fulfilled. In particular, no substantial change must be made to the device in question. However, even in this case, manufacturers must comply with a number of new or reinforced requirements set forth in the EU Medical Devices Regulation, in particular the obligations described below.

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

All manufacturers placing medical devices into the market in the EU must comply with the EU medical device vigilance system which has been reinforced by the EU Medical Devices Regulation. Under this system, serious incidents and Field Safety Corrective Actions (FSCAs) must be reported to the relevant authorities of the EU member states. These reports will have to be submitted through Eudamed – once functional – and aim to ensure that, in addition to reporting to the relevant authorities of the EU member states, other actors such as the economic operators in the supply chain will also be informed. Until Eudamed is fully functional, the corresponding provisions of the EU Medical Devices Directive continue to apply. Manufacturers are required to take FSCAs, which are defined as any corrective action for technical or medical reasons to prevent or reduce a risk of a serious incident associated with the use of a medical device that is made available on the market. A serious incident is any malfunction or deterioration in the characteristics or performance of a device on the market (e.g. inadequacy in the information supplied by the manufacturer, undesirable side-effect), which, directly or indirectly, might lead to either the death or serious deterioration of the health of a patient, user, or other persons or to a serious public health threat. An FSCA may include the recall, modification, exchange, destruction or retrofitting of the device. FSCAs must be communicated by the manufacturer or its legal representative to its customers and/or to the end users of the device through Field Safety Notices. For similar serious incidents that occur with the same device or device type and for which the root cause has been identified or a FSCA implemented or where the incidents are common and well documented, manufacturers may provide periodic summary reports instead of individual serious incident reports.

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

On July 14, 2022, the European Commission issued a proposal for a regulation on substances of human origin (SoHO) (the SoHO Proposal). Unlike directives, in all EU member states, regulations are directly applicable without the need for adoption of EU member state laws implementing them, in all EU member states. The SoHO Proposal aims to repeal, replace, and aggregate the existing regulatory framework applicable to human blood, tissue and cells, consisting of Directive 2002/98/EC on blood and blood components and the EU Tissue and Cells Directive. Once a final text is adopted, the SoHO Proposal will come into force, although there will be a 2-year transition period before most provisions apply and a 3-year period before certain provisions apply. The extent to which the requirements of the SoHO Proposal will apply to medical devices vary. Where SoHO are used to manufacture medical devices, the provisions applicable to the activities of SoHO donor recruitment, donor history review and eligibility assessment, testing of donors for eligibility or matching purposes, and collection of SoHO from donors or patients will generally apply. However, where non-viable SoHO or their derivatives incorporate, as an integral part, a medical device, and where the action of the non-viable SoHO or their derivatives is principal and not ancillary to that of the device, the non-viable SoHO or their derivatives will be governed by the SoHO Proposal (in line with applicable provisions of the EU Medical Devices Regulation). The SoHO Proposal also seeks to improve consultation and cooperation between competent authorities regulating the different frameworks to ensure coherent oversight.

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

Brexit

Since the end of the Brexit transition period on January 1, 2021, Great Britain (England, Scotland and Wales) has not been directly subject to EU laws, however under the terms of the Ireland/Northern Ireland Protocol, EU laws generally apply to Northern Ireland. The EU laws that have been transposed into United Kingdom (UK) law through secondary legislation remain applicable in Great Britain; however, new legislation such as the EU Medical Devices Regulation is not applicable in Great Britain.

On June 26, 2022, the MHRA published its response to a 10-week consultation on the post-Brexit regulatory framework for medical devices and diagnostics. The MHRA seeks to amend the UK Medical Devices Regulations 2002 (the UK MDR) (which continues to be based on the EU legislation which preceded the EU Medical Devices Regulation, primarily the EU Medical Devices Directive and the EU In Vitro Diagnostic Medical Devices Directive, i.e., Directive 98/79/EC), in particular to create a new access pathway to support innovation, create an innovative framework for regulating software and artificial intelligence as medical devices, reform in vitro diagnostic medical device regulation and foster sustainability through the reuse and remanufacture of medical devices. Regulations implementing the new regime were originally scheduled to come into force in July 2023, but the Government has recently confirmed that this date has been postponed until July 2024. Devices which have valid certification issued by EU notified bodies under the EU Medical Devices Regulation or Medical Devices Directive are subject to transitional arrangements. The Government has introduced legislation which provides that CE marked medical devices may be placed on the Great Britain market to the following timelines:

•
general medical devices compliant with the EU Medical Devices Directive or EU active implantable medical devices directive (EU AIMDD) with a valid declaration and CE marking can be placed on the Great Britain market up until the sooner of expiry of certificate or June 30, 2028; and
•
general medical devices, including custom-made devices, compliant with the EU Medical Devices Regulation and in vitro diagnostic medical devices compliant with the EU in vitro diagnostic medical devices regulation (EU IVDR) can be placed on the Great Britain market up until the June 30, 2030.

Following these transitional periods, it is expected that all medical devices will require a UK Conformity Assessment (UKCA) mark. Manufacturers may choose to use the UKCA mark on a voluntary basis prior to the regulations coming into force. However, from July 2025, products which do not have existing and valid CE certification under the EU Medical Devices Directive or EU Medical Devices Regulation and are therefore not subject to the transitional arrangements will be required to carry the UKCA mark if they are to be sold into the market in Great Britain. UKCA marking will not be recognized in the EU.

Under the terms of the Northern Ireland Protocol, Northern Ireland follows EU rules on medical devices and devices marketed in Northern Ireland require assessment according to the EU regulatory regime. Such assessment may be conducted by an EU notified body, in which case a CE mark is required before placing the device on the market in the EU or Northern Ireland. Alternatively, if a UK notified body conducts such assessment, a ‘UKNI’ mark applied, and the device may only be placed on the market in Northern Ireland and not the EU.

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

The Human Tissue Act 2004 regulates the removal, storage and use of human tissue in England, Wales and Northern Ireland, and is based on the principle that consent is required for a set of “scheduled purposes,” which include transplantation, anatomical examination and research in connection with disorders or functioning of the human body. “Human tissue” is defined as material that has come from a human body and consists of, or includes, human cells. Separate legislation, the Human Tissue (Scotland) Act 2006, applies in Scotland.

The Human Tissue (Quality and Safety for Human Application) Regulations 2007 (as amended) implements the requirements of the EU Tissues and Cells Directive and sets out the activities of storing and importing human tissues and cells for human application can only be carried out by an establishment holding an appropriate license, issued from the Human Tissue Authority (the HTA). The following activities may be carried out either under an appropriate HTA license: procurement, testing, processing, export, and distribution. Alternatively, the listed activities can be carried out under the authority of a third-party agreement in the following circumstances:

•
when the establishment carrying out the activity is acting on behalf of an appropriately licensed establishment; and
•
when the third-party agreement meets the standards set out in the Guide to Quality and Safety Assurance of Human Tissues and Cells for Patient Treatment, as implemented by HTA Directions 001/2021.

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

In the United States, the implementation of the Affordable Care Act (ACA) for example, has changed health care financing and delivery by both governmental and private insurers substantially, and affected medical device manufacturers significantly. The ACA, among other things, provided incentives to programs that increase the federal government’s comparative effectiveness research, and implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain health care services through bundled payment models. Additionally, the ACA expanded eligibility criteria for Medicaid programs and created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities, and conduct comparative clinical effectiveness research, along with funding for such research.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021, through August 15, 2021, for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to health care, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, reduced Medicare payments to providers, effective on April 1, 2013, and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020, through March 31, 2022, unless additional Congressional action is taken. Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Medicare Access and CHIP Reauthorization Act of 2015 repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments that are based on various performance measures and physicians’ participation in alternative payment models, such as accountable care organizations.

We expect additional state and federal health care reform measures to be adopted in the future, some of which could limit the amounts that federal and state governments will pay for health care products and services, which could result in reduced demand for our products or additional pricing pressure. Similar reform measures may be adopted in foreign jurisdictions. For instance, in December 2021, Regulation No 2021/2282 on Health Technology Assessment (HTA) amending Directive 2011/24/EU, was adopted in the EU. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once applicable, it will have a phased implementation depending on the concerned products. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including certain high-risk medical devices, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any good, facility, item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal health care programs. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal health care covered business, the federal Anti-Kickback Statute has been violated. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The majority of states also have anti-kickback laws which establish similar prohibitions, and in some cases, may apply more broadly to items or services covered by any third-party payor, including commercial insurers and self-pay patients.

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

Employees and Human Capital

We take pride in our employees and the products we provide to support our mission. As of December 31, 2023, we had 574 employees worldwide. Approximately 430 employees were located in the U.S., and 144 employees were located outside of the U.S. A significant number of our management and professional employees have had prior experience with orthopedics or other medical product companies. We currently have no employees working under collective bargaining agreements.

We offer competitive, performance-based compensation and benefits, discounted equity ownership, employee recognition programs, and career development opportunities to attract and retain employees. We use a combination of fixed and variable compensation, including base salary, cash-based performance bonuses, and stock-based compensation awards.

We periodically survey our employees' satisfaction levels to further expand employee engagement. We use these survey results to determine how we can continue to create work environments that energize our employees and enable them to develop and maintain a positive working culture.

Facilities

In January 2022, we purchased our headquarters facility located at 14445 Grasslands Drive, Englewood, CO. Prior to the closing related to the purchase, we leased the building from AMBAR Grasslands LLC. We believe that this facility is sufficient to meet our current and anticipated needs in the near term and that additional space can be obtained on commercially reasonable terms as needed.

Corporate Information

We were formed in Colorado as a limited liability company in August 2010, converted to a Colorado corporation in March 2011 and reincorporated as a Delaware corporation in October 2021. Our principal executive office is located at 14445 Grasslands Drive, Englewood, CO 80112 and our telephone number is (720) 399-3400. Our website address is www.paragon28.com. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the United States Securities and Exchange Commission, or the SEC, in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange Act. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. References to our website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document or any other document that we file with or furnish to the SEC. The SEC maintains a site on the worldwide web that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

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

Risks Related to Our Business and Industry

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

In the foot and ankle market, we compete with large multinational companies such as Stryker, Arthrex, Smith & Nephew, J&J and Zimmer Biomet as well as with companies with one or a limited number of foot and ankle products such as Enovis, CrossRoads, Medline, Conmed, and Treace. We also face potential competition from many different sources, including academic institutions, governmental agencies and public and private research institutions.

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

More broadly, provisions of the Affordable Care Act (ACA) have significantly impacted the way health care is developed and delivered in the United States and may adversely affect our business and results of operations. We cannot predict accurately what health care programs and regulations will ultimately be implemented at the federal or state level, or the effect of any future legislation or regulation in the United States or elsewhere. However, any changes that have the effect of reducing reimbursement by government health care programs and other third-party payors for procedures using our products or reducing medical procedure volumes could have a material and adverse effect on our business, financial condition and results of operations. Any decline in the amount that payors reimburse our customers for our products could make it difficult for customers to continue using, or to adopt, our products and could create additional pricing pressure for us. If we are forced to lower the price we charge for our products, or if we add more components to our systems, our gross margins will decrease, which will adversely affect our ability to invest in and grow our business. If we are unable to maintain our prices, or if our costs increase and we are unable to offset such increases with an increase in our prices, our margins could erode.

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

Risks Related to Our Financial and Capital Requirements

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

Under the terms of our credit agreements with Ares Capital and Zions Bancorporation discussed in more detail under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long-Term Obligations,” in Part II of this Annual Report on Form 10-K, we are subject to certain affirmative and negative covenants limiting our and our subsidiaries’ ability to incur certain additional indebtedness, create certain liens, liquidate or dissolve, amend organizational documents or certain other material contracts, enter into a change of control transaction and make certain distributions and investments without our lenders’ consent. Additionally, the Ares Credit Agreement requires that we maintain certain minimum revenue levels tested on a quarterly basis, for the proceeding twelve-month period, commencing with the fiscal quarter ending December 31, 2023. Our lenders may also declare us in default for certain types of events such as non-payment of debts when due, inaccurate representations and warranties, failure to comply with covenants and obligations, or with terms certain other of material indebtedness, certain material judgments, bankruptcy and insolvency, impairment of liens, a change of control and/or a material adverse effect. Upon such events, our lenders could declare an event of default, which would give them the right to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, our lenders would have the right to proceed against the assets we provided as collateral under the loan agreements. For example, under our loan agreements, the lenders would have the right to enforce liens and security interests over substantially all of our assets (excluding intellectual property) in the event of certain specified defaults. If the debt under any of our loan agreements is accelerated, we may not have sufficient cash or be able to sell sufficient assets to repay our debts or may have to curtail our growth plans, which would harm our business and financial condition.

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

In the United States, in order for physicians to use our products, we expect that the hospital facilities where these physicians treat patients will typically require us to enter into purchasing contracts. This process can be lengthy and time-consuming and require extensive negotiations and management time. In the European Union (EU) certain institutions may require us to engage in a contract bidding process in the event that such institutions are considering making purchase commitments that exceed specified cost thresholds, which vary by jurisdiction. These processes are only open at certain periods of time, and we may not be successful in the bidding process. If we do not receive access to hospital facilities via these contracting processes or otherwise, or if we are unable to secure contracts or tender successful bids, our sales may decrease, and our operating results may be harmed. Furthermore, we may expend significant effort in these time-consuming processes and still may not obtain a purchase contract from such hospitals.

Performance issues, service interruptions or price increases by shipping carriers could adversely affect our business and harm our reputation and ability to provide our products on a timely basis.

Expedited, reliable shipping will be essential to our operations. We intend to rely heavily on providers of transport services for reliable and secure point-to-point transport of our products to our customers and for tracking these shipments. Should a carrier encounter delivery performance issues such as loss, damage or destruction of our products, it would be costly to replace our products in a timely manner, could cause surgeries using our products to be delayed or canceled and such occurrences may damage our reputation and lead to decreased demand for our products and increased cost and expense to our business. In addition, any significant increase in shipping rates could adversely affect our operating margins and results of operations. Similarly, strikes, severe weather, natural disasters or other service interruptions affecting delivery services we use would adversely affect our ability to process orders for our products on a timely basis.

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

Our revenue and profitability are directly dependent upon the sales and marketing efforts of our sales force. We utilize a sales force comprised primarily of independent sales representatives to sell our products to surgeons, hospitals, clinics, foot and ankle specialists and other end users and to assist us in promoting market acceptance of, and creating demand for, our products and procedures. As we increase our marketing efforts, we will need to retain, develop and grow the number of sales representatives that we employ. We intend to make a significant investment in recruiting and training sales representatives and clinical representatives as we expand our business. There is significant competition for sales personnel experienced in relevant medical device sales. If we are unable to come to commercially reasonable terms with a sales representative or representatives, we may not generate the expected level of sales and may need to spend more of our capital resources to hire sales personnel as employees. Once hired, the training process can be lengthy because it requires significant education for new sales representatives and to achieve the level of clinical competency with our products expected by foot and ankle specialists. Upon completion of the training, our sales representatives typically require lead time in the field to grow their network of accounts and achieve the productivity levels we expect them to reach in any individual territory. Furthermore, the use of our products often requires or benefits from direct support from us, including through our sales representatives that provide assistance in the operating room.

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

Even if we are able to attract and retain additional sales representatives, in situations where our sales representatives are not exclusive to us, there is a risk that a sales representative that we contract with will give higher priority to the products of other medical device companies, including products directly competitive with our products or may be required by larger medical devices companies to stop offering our products. Though we have established initiatives to further focus our independent sales channel on our products, these initiatives may not translate to the increase in sales or penetration which we expect. There can be no assurance that a sales representative will devote the resources necessary to provide effective sales and promotional support to our products. Also, to the extent we engage sales representatives from our competitors, we may have to wait until applicable non-competition provisions or obligations have expired. Notwithstanding the foregoing, we may still be subject to future allegations that these new hires have been improperly solicited, and that they have divulged to us proprietary or other confidential information of their former employers. Additionally, because the market for experienced sales personnel is competitive, our competitors may try to hire our sales representatives away from us. If successful, we would be required to dedicate resources to recruiting, filling and training those vacant positions. The loss of these personnel to competitors, or otherwise, will negatively affect our business, financial condition and results of operations. If we are unable to retain our direct sales force personnel or replace them with individuals of equivalent technical expertise and qualifications, or if we are unable to successfully instill such technical expertise in replacement personnel, it may negatively affect our business, financial condition and results of operations.

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
•
a resurgence of COVID-19 may impact a manufacturing facility by limiting operating capacity or sideline critical employees involved in the manufacturing processes thereby affecting their ability to deliver products to us in a timely manner;
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

Given the large variety and number of products we sell, in order to market and sell them effectively, we must maintain significant levels of inventory and surgical instrumentation. As a result, a significant amount of our cash used in operations has been associated with maintaining these levels of inventory. To ensure adequate inventory supply, we must forecast inventory needs and manufacture our products based on our estimates of future demand. Our ability to accurately forecast demand for our products could be negatively affected by many factors, including our failure to accurately manage our expansion strategy, product introductions by competitors, an increase or decrease in customer demand for our products or for products of our competitors, our failure to accurately forecast customer acceptance of new products, unanticipated changes in general market conditions or regulatory matters and weakening of economic conditions or consumer confidence in future economic conditions. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs, which would cause our gross margin to be adversely affected and could impair the strength of our brand. Conversely, if we underestimate customer demand for our products, our internal manufacturing team may not be able to deliver products to meet our requirements, and this could result in damage to our reputation and customer relationships. In addition, if we experience a significant increase in demand, additional supplies of raw materials or additional manufacturing capacity may not be available when required on terms that are acceptable to us, or at all, or suppliers or may not be able to allocate sufficient capacity in order to meet our increased requirements, which will negatively affect our business, financial condition and results of operations.

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

Additionally, we may not be in a position to exercise sole decision making authority regarding the transaction or arrangement, which could create the potential risk of creating impasses on decisions, and our future collaborators may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals. It is possible that conflicts may arise with our collaborators, such as conflicts concerning the achievement of performance milestones, or the interpretation of significant terms under any agreement, such as those related to financial obligations, or the ownership or control of intellectual property developed during the collaboration. If any conflicts arise with any future collaborators, they may act in their self-interest, which may be adverse to our best interest, and they may breach their obligations to us. In addition, we may have limited control over the amount and timing of resources that any future collaborators devote to our or their future products.

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

We believe that establishing and strengthening Paragon 28 and our various foot and ankle procedure brands, including Smart 28, is important to achieving widespread acceptance of our foot and ankle products and procedures, particularly because of the highly competitive nature of the market for similar products. We believe the quality and reliability of our products is critical to building physician support for our foot and ankle products and solutions in the United States and abroad, and any negative publicity regarding the quality or reliability of our products and procedures could significantly damage our reputation in the market. In the course of conducting our business, we must adequately address quality issues that may arise with our products, including defects in third-party components included in our products. Although we have established internal procedures designed to minimize risks that may arise from quality issues, we may not be able to eliminate or mitigate occurrences of these issues and associated liabilities. In addition, even in the absence of quality issues, we may be subject to claims and liability if the performance of our products does not meet the expectations of physicians or patients.

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

Also, since a number of our foot and ankle procedures and products are new, some foot and ankle specialists may be reluctant to change their surgical treatment practices for the following reasons, among others:

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

As of December 31, 2023, our patent portfolio included 304 owned and registered patents and 26 in-licensed patents. Seventy of these patents are U.S. utility patents. As of December 31, 2023, we had 265 pending patent applications globally, including 87 in the United States. Outside of the United States we have patent applications pending in Europe, Australia, Canada, South Africa, Brazil, and Japan as well as through our PCT applications (which have been counted as pending U.S. patent applications). We cannot assure that our intellectual property position will not be challenged or that all patents for which we have applied will be granted. The validity and breadth of claims in patents involve complex legal and factual questions and, therefore, may be highly uncertain. Uncertainties and risks that we face include the following:

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

We cannot ensure that we do not infringe any patents or other proprietary rights held by third parties. If our products were found to infringe any proprietary right of another party, we could be required to pay significant damages or license fees to such party and/or cease production, marketing and distribution of those products. Litigation may also be necessary to defend infringement claims of third parties or to enforce patent rights we hold or to protect trade secrets or techniques we own. In addition, because patent applications can take many years to issue, and because publication schedules for pending applications vary by jurisdiction, there may be applications now pending of which we are unaware and which may result in issued patents which our current or future products infringe. Also, because the claims of published patent applications can change between publication and patent grant, there may be published patent applications that may ultimately issue with claims that we infringe.

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

Periodic maintenance fees, renewal fees, annuities fees and various other governmental fees on patents and/or patent applications are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent and/or patent application. The USPTO, the United States Copyright Office (USCO) and various foreign governmental agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the intellectual property application process. In addition, periodic maintenance fees, renewal fees, annuity fees and various other government fees on intellectual property registrations often must be paid to the USPTO, USCO and foreign agencies over the lifetime of the intellectual property registration and/or application and any intellectual property rights we may obtain in the future. While an unintentional lapse of an intellectual property registration or application on us or our patent maintenance vendors, can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the registration or application, resulting in partial or complete loss of intellectual property rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a registration or application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the intellectual property registrations and applications covering our products, we may not be able to stop a competitor from developing and marketing products that are the same as or similar to our products, which would have a material adverse effect on our business.

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

Our business also would suffer if any future licensors fail to abide by the terms of the license, if the licensors fail to enforce licensed patents against infringing third parties, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms. Moreover, our licensors may own or control intellectual property that has not been licensed to us, and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights.

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

Our competitors, many of which have made substantial investments in patent portfolios, trade secrets, trademarks and competing technologies, may have applied for or obtained, or may in the future apply for or obtain, patents or trademarks that may prevent, limit or otherwise interfere with our ability to make, use, sell and/or export our products or to use our technologies or product names. Moreover, individuals and groups that are non-practicing entities, commonly referred to as “patent trolls,” purchase patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements. From time to time, we may receive threatening letters, notices or “invitations to license,” or may be the subject of claims that our products and business operations infringe or violate the intellectual property rights of others. The defense of these matters can be time consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand and cause us to incur significant expenses or make substantial payments. Further, the outcome of litigation is uncertain and such litigation could result in us being forced to stop making, selling or using products or technologies that allegedly infringe the asserted intellectual property; pay substantial damages or royalties to the party whose intellectual property rights we may be found to be infringing; redesign those products that contain the allegedly infringing intellectual property, which could be costly, disruptive, or infeasible; and/or attempt to obtain a license to the relevant intellectual property from third parties, which may not be available on reasonable terms, or at all, or, from third parties. In addition, third parties may assert infringement claims against our customers. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers or indemnify our customers for any costs associated with their own initiation or defense of infringement claims, regardless of the merits of these claims. If any of these claims succeed or settle, we may be forced to pay damages or settlement payments on behalf of our customers or may be required to obtain licenses for the products they use. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using our products.

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

We have limited intellectual property rights outside the United States. Filing, prosecuting and defending patents or trademarks on our products and any future products in all countries throughout the world would be prohibitively expensive, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Consequently, we may not be able to prevent third parties from practicing our inventions or utilizing our trademarks in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and any future products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing in these jurisdictions.

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

Any of these events could result in higher than anticipated costs or lower than anticipated sales and have a material adverse effect on our reputation, business, financial condition and results of operations.

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

Our relationships with customers, physicians and third-party payors are subject to federal, state, and foreign health care fraud and abuse laws, false claims laws, transparency laws with respect to payments and other transfers of value made to physicians and other licensed health care professionals, and other health care laws and regulations. In particular, the promotion, sales and marketing of health care items and services is subject to extensive laws and regulations designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive and other business arrangements. The U.S. health care laws and regulations that may affect our ability to operate include, but are not limited to:

•
the federal Anti-Kickback Statute, which prohibits, among other things, any person or entity from knowingly and willfully, offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, the purchasing, leasing, ordering or arranging for the purchase, lease, or order of any item or service reimbursable under Medicare, Medicaid or other federal health care programs. The term “remuneration” has been broadly interpreted to include anything of value. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that may be alleged to be intended to induce the purchases or recommendations include any payments of more than fair market value and may be subject to scrutiny if they do not qualify for an exception or safe harbor. In addition, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation;

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

In the United States, before we can market a new medical device, or a new use of, or new claim for or significant modification to an existing medical device product, we must first receive either clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act (FDCA) or a PMA from the FDA, unless an exemption applies, or we qualify for de novo classification. In the 510(k) clearance process, before a device may be marketed, the FDA must determine that a proposed device is “substantially equivalent” to a legally-marketed “predicate” device, which includes a device that has been previously cleared through the 510(k) process, a device that was legally marketed before May 28, 1976 (pre-amendments device), a device that was originally on the U.S. market pursuant to a PMA and later down-classified, or a 510(k)-exempt device. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data are sometimes required to support substantial equivalence. In the process of obtaining a PMA, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices.

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

Modifications to products that are approved through a PMA application generally require FDA approval. Similarly, certain modifications made to products cleared through an HDE require FDA approval, and products cleared through a 510(k) or authorized for marketing pursuant to a de novo classification may require a new 510(k) clearance. The marketing authorization process can be expensive, lengthy and uncertain. The FDA’s 510(k) clearance process usually takes from three to nine months, but can last longer. The process of obtaining a PMA is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or even longer, from the time the application is submitted to the FDA. In addition, a PMA generally requires the performance of one or more clinical trials. Despite the time, effort and cost, a device may not be approved or cleared by the FDA. Any delay or failure to obtain necessary regulatory clearances or approvals could harm our business. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses for the device, which may limit the market for the device.

In the United States, except for the total talus spacer, we have obtained clearance of all of our non-exempt products through the 510(k) clearance process. Any modification to these products that has not been previously cleared may require us to submit a new 510(k) premarket notification and obtain clearance, or submit for PMA and obtain FDA approval, before implementing the change. Specifically, any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design or manufacture, requires a new 510(k) clearance or, possibly, a PMA. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. We have made modifications to 510(k)-cleared products in the past and have determined based on our review of the applicable FDA regulations and guidance that in certain instances new 510(k) clearances or a PMA were not required. We may make modifications or add additional features in the future that we believe do not require a new 510(k) clearance or a PMA. If the FDA disagrees with our determination and requires us to submit new 510(k) premarket notifications or PMA applications for modifications to our previously cleared products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, product introductions or modifications could be delayed or canceled, which could adversely affect our ability to grow our business. The FDA, applicable foreign regulatory authorities and Notified Body can delay, limit or deny clearance, approval or certification of a device for many reasons, including:

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

If we fail to comply with applicable EU legislation, we would be unable to continue to affix the CE mark to our products, which would prevent us from selling them within the EU and the European Economic Area (EEA) (which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland). Non-compliance with the above regulations would also prevent us from selling our products in these three countries.

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

We also market certain products that are comprised of human cells, tissues and cellular or tissue-based products (HCT/P). In the U.S., we are marketing our HCT/Ps pursuant to Section 361 of the PHSA and 21 CFR Part 1271 of FDA’s regulations. We do not manufacture these HCT/P products, but serve as a distributor for them. So-called Section 361 HCT/Ps are not currently subject to the FDA requirements to obtain marketing authorizations as long as they meet certain criteria provided in FDA’s regulations. HCT/Ps regulated as “361 HCT/Ps” are currently subject to requirements relating to registering facilities and listing products with the FDA, screening and testing for tissue donor eligibility, current good tissue practice requirements, or cGTPs, when processing, storing, labeling and distributing HCT/Ps, including required labeling information, stringent record keeping and adverse event reporting. If we or our suppliers fail to comply with these requirements, we could be subject to FDA enforcement action, including, for example, warning letters, fines, injunctions, product recalls or seizures, and, in the most serious cases, criminal penalties. To be regulated as Section 361 HCT/Ps, these products must meet FDA’s criteria to be considered “minimally manipulated” and intended for “homologous use,” among other requirements. HCT/Ps that do not meet the criteria to be considered Section 361 HCT/Ps are subject to the FDA’s regulatory requirements applicable to medical devices, orthobiologics or drugs. Device, orthobiologic or drug HCT/Ps must comply both with the requirements exclusively applicable to Section 361 HCT/Ps and, in addition, with other requirements, including requirements for marketing authorization. For example, Section 361 HCT/Ps do not require 510(k) clearance, PMA, approval of a Biologics License Application, or BLA, or other premarket authorization from FDA before marketing. We believe our HCT/Ps are regulated solely under Section 361 of the PHSA, and therefore, we have not sought or obtained 510(k) clearance, PMA, or licensure through a BLA for such HCT/Ps.

The FDA could disagree with our determination that these human tissue products are Section 361 HCT/Ps and could determine that these products are orthobiologics requiring a BLA or medical devices requiring 510(k) clearance or PMA, and could require that we cease marketing such products and/or recall them pending appropriate clearance, or licensure from the FDA. If we have to cease marketing and/or have to recall any of our Section 361 HCT/P products, our net sales would decrease, which would adversely affect our business, results of operations and financial condition. HCT/Ps that do not meet the criteria of Section 361 are regulated under Section 351 of the PHSA. Unlike Section 361 HCT/Ps, HCT/Ps regulated as “351” HCT/Ps are subject to premarket review and approval by the FDA. In November 2017, the FDA released a guidance document entitled “Regulatory Considerations for Human Cells, Tissues, and Cellular and Tissue—Based Products: Minimal Manipulation and Homologous Use—Guidance for Industry and Food and Drug Administration Staff.” The guidance indicated that the FDA would exercise enforcement discretion, using a risk-based approach, with respect to the IND application and pre-market approval requirements for certain HCT/Ps that it considered to be marketed unlawfully as Section 361 HCT/Ps for a period of 36 months from the issuance date of the guidance to allow manufacturers to pursue submission of an IND application. Under this approach, FDA indicated that high-risk products and uses could be subject to immediate enforcement action. The FDA resumed enforcement of Investigational New Drug Application and premarket approval requirements with respect to these products as of June 1, 2021.

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

In the EU, there is no standalone regulatory framework which applies to products containing human tissues or cells. However, specific requirements are applicable to the donation, procurement, testing, processing, preservation, storage and distribution of such human materials under Directive 2004/23/EC (the EU Tissues and Cells Directive), as implemented in the EU member states, which provides for general quality and safety requirements applicable to some or all of the abovementioned activities performed in relation to human cells and tissues. Additional requirements set out under other EU regulations and directives, such as the EU Medical Devices Regulation, may also apply to our human tissues or cells containing products, depending on their characteristics.

EU member states national competent authorities may disagree with our determination of which requirements are applicable to our products and may determine that additional requirements are applicable to our products which contain human cells and tissues. Failure to comply with these requirements could jeopardize our ability to sell our products and result in enforcement actions, which could harm our reputation, business, financial condition, results of operations and prospects.

In addition, regulatory authorities’ policies with respect to human tissues or cells may change and additional government regulations may be enacted. For instance, the regulatory landscape related to human tissues and cells in the EU is evolving. In July 2022, a proposal for a regulation governing substances of human origin was adopted by the European Commission. Such regulatory changes may have adverse consequences for us and make it more difficult or expensive for us to conduct our business in the EEA.

Our importer of tissues and cells is based in the UK and is therefore subject to the licensing regime of the UK Human Tissue Authority. Any non-compliance by our importer may have an impact on its licensing status and could have consequential effects on our ability to import and distribute the tissues and cells necessary for certain of our products.

Modifications to our marketed medical device products may require new 510(k) clearances, PMAs, or certifications or may require us to cease marketing or recall the modified products until clearances, approvals or certifications are obtained.

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

If a manufacturer determines that a modification to an FDA-cleared device could significantly affect its safety or effectiveness or would constitute a major change in its intended use, then the manufacturer must file for a new 510(k) clearance or possibly a PMA application. Where we determine that modifications to our products requires a new 510(k) clearance or PMA application, we may not be able to obtain those additional clearances or approvals for the modifications or additional indications in a timely manner, or at all. Obtaining clearances and approvals can be a time-consuming process, and delays in obtaining required future clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.

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

The regulations to which we are subject are complex and have become more stringent over time. Regulatory changes could result in restrictions on our ability to continue or expand our operations, higher than anticipated costs, or lower than anticipated sales. Plus, regulations, such as the FDA and other state and foreign regulatory authorities, have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, state or foreign regulatory authorities, which may include any of the following sanctions:

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

Additionally, in September 2019, the FDA issued revised guidance describing an optional “safety and performance based” premarket review pathway for manufacturers of “certain, well-understood device types” to demonstrate substantial equivalence under the 510(k) clearance pathway by showing that such device meets objective safety and performance criteria established by the FDA, thereby obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process. The FDA maintains a list of device types appropriate for the “safety and performance based” pathway and continues to develop product-specific guidance documents that identify the performance criteria for each such device type, as well as the recommended testing methods, where feasible. The FDA may establish performance criteria for classes of devices for which we or our competitors seek or currently have received clearance, and it is unclear the extent to which such performance standards, if established, could impact our ability to obtain new 510(k) clearances or otherwise create competition that may negatively affect our business.

In addition, FDA and foreign regulations and guidance are often revised or reinterpreted by the FDA and other foreign authorities in ways that may significantly affect our business and our products. Any new statutes, regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of any future products or make it more difficult to obtain clearance, approval or certification for, manufacture, market or distribute our products. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require additional testing before obtaining clearance, approval or certification; changes to manufacturing methods; recall, replacement or discontinuance of our products; or additional record keeping.

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action, and we may not achieve or sustain profitability.

The EU landscape concerning medical devices in the EU recently evolved. On April 5, 2017, the EU Medical Devices Regulation was adopted, which repeals and replaces the EU Medical Devices Directive and the Council Directive 90/385/EEC (the EU Active Implantable Medical Devices Directive). Unlike directives, which must be implemented into the national laws of the EU member states, the regulations are directly applicable, i.e., without the need for EU member states to implement into national laws, in all EU member states and are intended to eliminate current differences in the regulation of medical devices among EU member States. The EU Medical Devices Regulation is also applicable in the EEA. The EU Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices and ensure a high level of safety and health while supporting innovation.

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021, through August 15, 2021, for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to health care, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. There are additional state and federal health care reform measures under consideration that may be adopted in the future which could have a material adverse effect on our industry generally and on our customers. We cannot predict what health care programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation. However, any regulatory and legal changes that lower reimbursement for our products, increase taxes on our medical devices, increase cost containment pressures on us or others in the health care sector or reduce medical procedure volumes could adversely affect our business, financial condition, results of operations or cash flows.

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

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and variants and resurgences of the virus may lead to further inspectional delays. Regulatory authorities outside the United States have adopted or may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA, other regulatory authorities or notified bodies from conducting their regular inspections, audits, reviews, or other regulatory activities, it could significantly impact the ability of the FDA, other regulatory authorities and notified bodies to timely review and process our regulatory submissions, which could have a material adverse effect on business.

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

The clinical study process is lengthy and expensive with uncertain outcomes, and the results of earlier studies may not be predictive of future clinical trial or clinical study results or provide favorable safety or efficacy data for our products.

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
•
the impact of political instability, natural disasters, events of terrorism and or war, such as the war between Ukraine and Russia, and the corresponding tensions created from such conflict between Russia, the United States and countries in Europe as well as other countries such as China, and the conflict in the Middle East, (including recent attacks on merchant ships in the Red Sea);
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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to report upon the effectiveness of our internal control over financial reporting. Now that we are no longer an emerging growth company, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met in assessing our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. In connection with our evaluation of our internal control over financial reporting, we may need to upgrade our systems, including information technology; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff.

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

As discussed in Part II, Item 9A of this Annual Report on Form 10-K, we previously identified disclosed an immaterial error associated with our Zions Facility related to the recognition and disclosure of an interest rate swap agreement in prior reporting periods, which was an indication that a material weakness existed within our internal controls. During the quarter ended December 31, 2023, our management identified and implemented changes to our internal control over financial reporting to remediate the deficiencies that led to the indication of material weakness, and, as a result of such changes, our management concluded that the indication of material weaknesses had been remediated and that our internal control over financial reporting was effective as of December 31, 2023. We cannot assure you that the measures we have taken to date, and actions we may take in the future, will prevent or avoid any potential future material weakness.

In addition, as a public company we are required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from the NYSE or other adverse consequences that would materially harm our business.

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

We have never paid cash dividends and do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends will depend on our earnings, capital requirements, financial condition, prospects for future earnings and other factors our board of directors may deem relevant. In addition, our loan agreements limit our ability to, among other things, pay dividends or make other distributions or payments on account of our common stock, in each case subject to certain exceptions. If we do not pay dividends, our stock may be less valuable because a return on your investment will only occur if our stock price appreciates and you then sell our common stock. There is no guarantee that our common stock will appreciate or even maintain the price at which our holders have purchased it. In addition, our loan agreements limit our ability to pay dividends or make other distributions or payments on account of our common stock, in each case subject to certain exceptions.

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

As of December 31, 2023, our directors, officers, and certain of their respective affiliates owned a substantial portion of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

Anti-takeover provisions in our amended and restated certificate of incorporation, as amended and second amended and restated bylaws, and Delaware law, could discourage a change in control of our company or a change in our management.

Our amended and restated certificate of incorporation, as amended (the "Certificate of Incorporation") and second amended and restated bylaws contain provisions that might enable our management to resist a takeover. These provisions include:

•
a classified board of directors, until the 2028 annual meeting of the stockholders;
•
advance notice requirements applicable to stockholders for matters to be brought before a meeting of stockholders and requirements as to the form and content of a stockholders’ notice;
•
a supermajority stockholder vote requirement for amending certain provisions of our Certificate of Incorporation and second amended and restated bylaws until the 2028 annual meeting of the stockholders and then a simple majority vote thereafter;
•
the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer;
•
allowing a supermajority of stockholders to remove directors only for cause until the 2028 annual meeting of the stockholders and then a simple majority vote thereafter;
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

Our Certificate of Incorporation and second amended and restated bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law.

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

Our Certificate of Incorporation and second amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ abilities to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our Certificate of Incorporation and second amended and restated bylaws provide that the Court of Chancery of the State of Delaware (or, in the event that the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of fiduciary duty, any action asserting a claim against us arising pursuant to the DGCL, our Certificate of Incorporation or our second amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine; provided that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware. Our Certificate of Incorporation and second amended and restated bylaws also provide that the federal district courts of the United States of America are the exclusive forum for the resolution of any complaint asserting a cause of action against any defendant arising under the Securities Act. Such provisions are intended to benefit and may be enforced by us, our officers and directors, employees and agents, including the underwriters and any other professional or entity who has prepared or certified any of this Annual Report on Form 10-K. The choice of forum provisions do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

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

In addition, during certain crises and events, patients may prioritize other items over certain or all of their treatments and/or medications, which could have a negative impact on our commercial sales. The COVID-19 outbreak, including developments involving subsequent COVID-19 variants, significantly affected the financial markets of many countries and resulted in and may in the future result in a variety of federal, state and local orders, guidance and restrictions. We cannot, at this time, predict the specific extent, duration, or full impact that the COVID-19 outbreak will have on our ongoing and planned clinical trials and other business operations, including our commercialization activities. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this "Risk Factors" section.

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

A major hurricane, fire or other disaster (such as a major flood, earthquake or terrorist attack) affecting our headquarters or our other facilities, or facilities of our suppliers and manufacturers, could significantly disrupt our operations, and delay or prevent product shipment or installation during the time required to repair, rebuild or replace our suppliers’ and manufacturers’ damaged facilities, which delays could be lengthy and costly. Our headquarters facility in Englewood, Colorado, supports our commercial expansion, education and training programs. Our facilities, equipment and inventory would be costly to replace and could require substantial lead time to repair or replace. If any of our customers’ facilities are negatively impacted by a disaster, shipments of our products could be delayed. Additionally, customers may delay purchases of our products until operations return to normal. Even if we are able to quickly respond to a disaster, effects of the disaster could create some uncertainty in the operations of our business. Concerns about terrorism, the effects of a terrorist attack or political turmoil could have a negative effect on our operations, those of our suppliers and manufacturers and our customers.

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

Operating as a public company makes it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the desired coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, on our board committees or as executive officers. We do not know, however, if we will be able to maintain existing insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would negatively affect our business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We recognize the critical importance of safeguarding our information systems and data against evolving cybersecurity threats. Our program is based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

To protect our information systems from cybersecurity threats, we use various security tools that help prevent, identify, escalate, investigate, resolve, and recover from identified vulnerabilities and security incidents in a timely manner. These include, but are not limited to, preventative tools and technologies, monitoring and detection tools, and regular backup protocols. Additionally, we regularly engage external auditors and consultants to assess our internal cybersecurity programs and compliance with applicable practices and standards. The results of these assessments are reported to the Audit Committee.

We assess risks from cybersecurity and technology threats and monitor our information systems for potential vulnerabilities. We use a widely adopted risk quantification model to identify, measure and prioritize cybersecurity and technology risks and develop remediation or mitigation controls and safeguards. We conduct regular reviews and tests of our information security program including penetration and vulnerability testing to evaluate the effectiveness of our information security program and improve our security measures and planning.

Our cybersecurity risk management program includes:

•
Risk Assessment: Regular assessments identify and prioritize technical risks to critical assets through threat identification and vulnerability assessments.
•
Risk Identification and Analysis: Prioritization of risks is based on standardized scoring frameworks, focusing resources on addressing the most significant threats.
•
Risk Mitigation and Management: A range of controls and measures are implemented to mitigate identified risks, incorporating technical and procedural safeguards.
•
Monitoring and Detection: Continuous monitoring systems are deployed to detect potential security incidents in real-time, ensuring a 24x7x365 capability to respond and mitigate.
•
Cybersecurity Training and Awareness: New hire, annual, and ongoing security awareness training is given to all employees.
•
Incident Response: A cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents.
•
Continuous Improvement: Commitment to continuous improvement is reflected in regular reviews, updates of risk assessments, and simulated cyberattacks to identify and remediate risks from existing and emerging threats.

There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls, or procedures, will be fully implemented, complied with or effective in protecting our systems and information.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance

Cybersecurity is an important part of our risk management processes and an area of focus for our Board and management. Our Audit Committee is responsible for the oversight of risks from cybersecurity threats. Members of the Audit Committee receive updates on a quarterly basis from senior management, including leaders from our Information Security and Legal teams regarding matters of cybersecurity. This includes existing and new cybersecurity risks, status on how management is addressing and/or mitigating those risks, cybersecurity, and data privacy incidents (if any) and status on key information security initiatives.

Our management team, including the Director of IT Security, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team’s experience includes over 20 years of Information Security experience, including serving in similar roles leading and overseeing cybersecurity programs at other public companies.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public, or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

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

Stock Performance Graph

The following graph compares the cumulative total stockholder return of an investment in (1) our common stock, (2) the cumulative total returns to the Russell 2000 index and (3) the cumulative total returns to the S&P 500 Health Care Index, for the period from October 15, 2021 (the date our common stock began trading) through December 31, 2023. The graph assumes an initial investment of $100 and that all dividends were reinvested. Such returns are based on historical results and are not indicative of future financial performance.

	10/15/21	12/21	3/22	6/22	9/22	12/22	3/23	6/23	9/23	12/23
Paragon 28, Inc.	100.00	94.55	89.47	84.82	95.24	102.14	91.23	94.82	67.08	66.44
Russell 2000	100.00	102.14	94.45	78.21	76.50	81.27	83.49	87.84	83.33	95.03
S&P 500 Health Care	100.00	111.17	108.31	101.91	96.63	109.00	104.31	107.39	104.54	111.24

Stockholders

As of February 23, 2024, there were 86 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

We are a leading medical device company exclusively focused on the foot and ankle orthopedic market and we are dedicated to improving patient lives. Our innovative orthopedic solutions, procedural approaches and instrumentation cover a wide range of foot and ankle ailments including fracture fixation, forefoot, ankle, flatfoot or progressive collapsing foot deformity (PCFD), charcot foot and orthobiologics. To treat these painful, debilitating or even life-threatening conditions, we provide a comprehensive portfolio of solutions that includes surgical implants and disposables, as well as surgical instrumentation. Our broad suite of surgical solutions comprises nearly 80 product systems to help fit the specific needs of each patient and procedure. We design each of our products with both the patient and surgeon in mind, with the goal of improving outcomes, reducing ailment recurrence and complication rates, and making the procedures simpler, consistent and reproducible. We believe our passion, expertise, and exclusive focus in the foot and ankle market has allowed us to better understand the needs of our patients and physicians, which has enabled us to create innovations and enhanced solutions that disrupt and transform the foot and ankle market. As a result, we have experienced significant growth and momentum in our business.

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

Net revenue increased $35.0 million, or 19%, from $181.4 million for the year ended December 31, 2022, to $216.4 million for the year ended December 31, 2023.

Net loss decreased $19.5 million, or 29%, from $67.3 million for the year ended December 31, 2022, to $47.8 million for the year ended December 31, 2023.

Adjusted EBITDA improved from negative $10.7 million for the year ended December 31, 2022, to negative $9.7 million for the year ended December 31, 2023. Adjusted EBITDA is not a financial measure under U.S. generally accepted accounting principles ("GAAP"). See “Non-GAAP Financial Measures” for an explanation of how we compute this non-GAAP financial measure and for the reconciliation to the most directly comparable GAAP financial measure.

As of December 31, 2023, we had cash of $75.6 million and an accumulated deficit of $115.6 million.

Factors Affecting Our Results of Operations

We believe our performance and continued success depend on several factors that present significant opportunities. These factors include:

Investments in Product Development and Innovation, including Smart 28

We expect to continue to focus on long-term revenue growth through investments in our business. In research and development, our team is continually working on new products and iterations of our existing products. Further, we anticipate we will continue to invest in Smart 28 in order to improve patient outcomes by augmenting existing products and creating new products and related services that employ advanced technologies. We are committed to continuously expanding our portfolio of foot and ankle solutions and to bring next-generation products to market. While research and development and clinical testing are time consuming and costly, we believe expanding into new indications, implementing product improvements and continuing to demonstrate the efficacy, safety and cost effectiveness of our products through clinical data are all critical to increasing the adoption of our solutions. We continue to invest in programs to educate physicians who treat foot and ankle about the advantage of products. Accordingly, in the near term, we expect these activities to increase our operating expenses, but in the longer term we anticipate they will positively impact our business and results of operations.

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

Inventory, Surgical Instrumentation and Supply Chain Management

Given the large variety and number of products we sell, to market and sell them effectively, we must maintain significant levels of inventory and surgical instrumentation. As a result, a significant amount of cash is expended for inventory and surgical instrumentation. There may also be times in which we determine that our inventory does not meet our product requirements. We may also over- or underestimate the quantities of required components, in which case we may expend extra resources or be constrained in the amount of product that we can procure. These factors subject us to the risk of obsolescence and expiration, which may lead to impairment charges. Additionally, as we release later generations of products that contain advancements or additional features, the earlier generations may become obsolete.

Seasonality

We have experienced and expect to continue to experience seasonality in our business, with our highest sales volumes in the U.S. occurring in the fourth calendar quarter. Our U.S. sales volumes in the fourth calendar quarter tend to be higher as many patients elect to have surgery after meeting their annual deductible and having time to recover over the winter holidays.

Transition from Emerging Growth Company Status

As an emerging growth company under the JOBS Act we were eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. We elected to avail ourselves of this exemption and, therefore, while we were an emerging growth company, we were not subject to new or revised accounting standards at the same time that they become applicable to other public companies. As a result, our prior year financial statements and interim financial statements may not be comparable to companies that comply with new or revised accounting pronouncements. As of December 31, 2023, we no longer qualify as an emerging growth company and are no longer entitled to the reporting and other advantages offered under that status. In addition, we are required to engage an independent registered public accounting audit firm to report on the effectiveness of our internal control over financial reporting under section 404(b) of the Sarbanes Oxley Act as of December 31, 2023.

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

Because of these and other limitations, you should consider our non-GAAP measures only as supplemental to other GAAP-based financial measures. For a full reconciliation of Adjusted EBITDA to the most comparable GAAP financial measure, see “Reconciliation Between GAAP and Non-GAAP Measure."

Reconciliation Between GAAP and Non-GAAP Measure

We define Adjusted EBITDA as earnings (loss) before interest expense, income tax expense (benefit), depreciation and amortization, stock-based compensation expense, employee stock purchase plan expense, non-recurring expenses and certain other non-cash expenses. For a full reconciliation of Adjusted EBITDA for the years ended December 31, 2023 and 2022 to the most comparable GAAP financial measure, refer to the presentation below.

	Year Ended December 31,
	2023	2022
	(in thousands)
Net loss	$(47,841)	$(67,326)
Interest expense, net	5,165	4,129
Income tax expense (benefit)	213	(64)
Depreciation and amortization expense	15,542	13,728
Stock based compensation expense	12,364	10,365
Employee stock purchase plan expense	322	213
Loss on early extinguishment of debt (1)	5,308	—
Change in fair value (2)	(791)	1,280
Legal Settlement (3)	—	27,000
Adjusted EBITDA	$(9,718)	$(10,675)

------------------------------------------

(1) Represents non-recurring expenses related to the write-off of unamortized debt issuance costs and fees incurred to exit the

MidCap Credit Agreements early

(2) Represents a non-cash change in the fair value of earnout liabilities for the years ended December 31, 2023 and 2022,

and interest rate swap contract for the year ended December 31, 2023

(3) Represents non-recurring expenses in connection with the Wright Medical litigation settlement

Components of Our Results of Operations

Net Revenue

We derive our revenue from the sale of our foot and ankle orthopedic solutions, primarily implants. We also record as revenue any amounts billed to customers for shipping costs and record as cost of goods sold the actual shipping costs. We have elected to exclude from the measurement of the transaction price all taxes, such as sales, use, value-added, assessed by government authorities and collected from a customer. Therefore, revenue is recognized net of such taxes. In addition, we record revenue net of estimated discounts and other price concessions. No single customer accounted for 10% or more of our net revenue in the years ended December 31, 2023, 2022 and 2021. We expect our net revenue to increase in the foreseeable future as we expand our sales territories, add new customers and increase the utilization of our products by our existing customers, though net revenue may fluctuate from quarter to quarter due to a variety of factors, including availability of reimbursement, the size and success of our sales force, the number of hospitals and physicians who are aware of and use our products and seasonality.

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

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt consists of the write-off of unamortized debt issuance costs and fees incurred to exit the MidCap Credit Agreements early.

Interest Expense, net

Interest expense consists of interest incurred, amortization of financing costs and interest income earned during the reported periods.

Results of Operations

For the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the period presented below.

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(in thousands)
Net revenue	$216,389	$181,383	$35,006	19%
Cost of goods sold	43,598	32,457	11,141	34%
Gross profit	172,791	148,926	23,865	16%

Operating expenses:
Research and development costs	30,078	24,650	5,428	22%
Selling, general, administrative	180,022	159,323	20,699	13%
Legal settlement	—	27,000	(27,000)	*
Total operating expenses	210,100	210,973	(873)	0%
Operating loss	(37,309)	(62,047)	24,738	(40)%

Other income (expense):
Other income (expense)	154	(1,214)	1,368	*
Loss on early extinguishment of debt	(5,308)	—	(5,308)	*
Interest expense, net	(5,165)	(4,129)	(1,036)	(25)%
Total other expense	(10,319)	(5,343)	(4,976)	*
Loss before income taxes	(47,628)	(67,390)	19,762	29%
Income tax expense (benefit)	213	(64)	277	*
Net loss	$(47,841)	$(67,326)	$19,485	29%

------------------------------------------

* Not Meaningful

The following table represents total net revenue by geographic area, based on the location of the customer for the years ended December 31, 2023 and 2022, respectively.

	Year Ended December 31,
	2023	2022
	(in thousands)
United States	$183,505	$158,105
International	32,884	23,278
Total net revenue	$216,389	$181,383

Net Revenue. Net revenue increased $35.0 million, or 19%, from $181.4 million during the year ended December 31, 2022, to $216.4 million during the same period in 2023. Strengthening of the U.S. dollar reduced net revenue growth for the year ended December 31, 2023, by 0.4% as compared to the prior year. U.S net revenue was $183.5 million for the year ended December 31, 2023, representing growth of 16% compared to the prior year. U.S. net revenue growth was primarily the result of sales force expansion and new product launches. International revenue was $32.9 million, representing growth of 41% compared to the prior year. Strengthening of the U.S. dollar reduced international net revenue growth for the year ended December 31, 2023, by approximately 2.8% as compared to the prior year. International revenue growth was driven primarily by our operations in the United Kingdom, Australia and Spain.

Cost of Goods Sold and Gross Profit Margin. Cost of goods sold increased $11.1 million, or 34%, from $32.5 million during the year ended December 31, 2022, to $43.6 million in the same period in 2023, primarily due to increased variable costs from higher net revenue. Gross profit margin for the year ended December 31, 2023, decreased to 79.9%, compared to 82.1% in the same period of 2022 primarily due to higher costs of procured product, increased revenue contribution from our international business with lower gross profit margins and inventory write-downs totaling $4.0 million during the fourth quarter of 2023 related to the recent inventory stockpiling, partially offset by lower freight as a percentage of revenue.

Research and Development Expenses. Research and development expenses increased $5.4 million, or 22%, from $24.7 million in the year ended December 31, 2022, to $30.1 million in the same period in 2023. The increase in research and development expenses was primarily due to additional investments in new product development, international regulatory affairs, clinical studies and our quality management system.

Selling, General, and Administrative Expenses. Selling, general and administrative expenses increased $20.7 million, or 13%, from $159.3 million for the year ended December 31, 2022, to $180.0 million in the same period in 2023. The increase in selling, general, and administrative expenses was primarily driven by investments in sales, marketing and operations, including commercial team expansion both in the U.S. and in our international markets, increased variable sales representative commission expense related to U.S. net revenue growth and increased U.S. marketing and medical education programs.

Legal Settlement Expense. Legal settlement expense was $27.0 million for the year ended December 31, 2022, as we entered into a settlement agreement with Wright Medical on November 28, 2022.

Other Income, net. Other income increased $1.4 million, from an expense of $1.2 million during the year ended December 31, 2022, to income of $0.2 million during the year ended December 31, 2023. The increase in other income is primarily related to the change in fair value of interest rate swap.

Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt was $5.3 million for the year ended December 31, 2023, as we wrote off the unamortized debt issuance costs and incurred fees to exit the MidCap Credit Agreements early.

Interest Expense. Interest expense increased $1.0 million, or 25%, from $4.1 million for the year ended December 31, 2022, to $5.2 million for the year ended December 31, 2023, primarily due to higher levels of outstanding debt and higher interest rates on our outstanding debt, offset partially by higher interest income.

For the Years Ended December 31, 2022 and 2021

For a comparison of our results of operations and cash flows for the years ended December 31, 2022 and 2021, see Part II, Item 7 of the Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 2, 2023, which comparative information is incorporated by reference in this Annual Report on Form 10-K.

Liquidity and Capital Resources

Our primary sources of capital from inception through December 31, 2023, have been from cash flows from operations, private placements of securities, proceeds from our public offerings and the incurrence of indebtedness. As of December 31, 2023, we had cash of $75.6 million and an accumulated deficit of $115.6 million.

On January 30, 2023, we completed the Offering of 6,500,000 shares of our common stock at an offering price of $17.00 per share, which consisted of 3,750,000 Primary Shares and 2,750,000 Secondary Shares. Under the terms of the underwriting agreement entered into with the underwriters, we and the selling securityholders granted the underwriters an option exercisable for 30 days to purchase up to an additional 562,500 shares and 412,500 shares of common stock, respectively (the “Option Shares”), at the public offering price, less underwriting discounts and commissions which was exercised on February 17, 2023. We received net proceeds from the Offering of approximately $68.5 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. We did not receive any of the proceeds from the sale of shares of common stock by the selling securityholders.

At December 31, 2023, we had $75.0 million principal outstanding under our Ares Term Loan (as defined below) and $25.0 million available borrowing capacity as well as $25.0 million outstanding under our Ares Revolving Loan (as defined below) and $25.0 million available borrowing capacity. As of December 31, 2023, we also had $14.9 million outstanding under our secured term loan facility with Zions Bancorporation, N.A., dba Vectra Bank Colorado (the “Zion Facility”).

We believe that our existing cash, additional available borrowing capacity and expected revenues will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months.

Long-Term Obligations

Ares Credit Agreement

On November 2, 2023, the Company entered into a new credit agreement with Ares Capital Corporation to provide a total of $150.0 million, inclusive of a revolving credit facility of up to $50.0 million (the “Ares Revolving Loan”) and a term loan facility of up to $100.0 million (the “Ares Term Loan”). The obligations under the Ares Credit Agreement are guaranteed by each of the Borrowers’ current and future domestic subsidiaries and secured by liens on substantially all of the Borrowers’ and guarantors’ present and after-acquired assets, in each case, subject to certain customary exceptions. In connection with the closing of the Ares Credit Agreement, the Company drew down $25.0 million and $75.0 million on the Ares Revolving Loan and Ares Term Loan, respectively. The Ares Revolving Loan and Ares Term Loan bear interest at variable rates of Term SOFR plus 4% and Term SOFR plus 6.75%, respectively, subject in the case of the Ares Term Loan to certain step-downs and adjustments as set forth in the Ares Credit Agreement, and mature on the earlier of (i) November 2, 2028, and (ii) with respect to the Ares Revolving Loan, 6 months prior to the maturity date of any other indebtedness in a principal or stated amount in excess of $12.5 million. The Ares Credit Agreement contains a financial covenant requiring us to maintain certain minimum revenue levels. As of December 31, 2023, the Company was in compliance with all financial covenants under the Ares Credit Agreement.

MidCap Credit Agreements

On May 6, 2021, the Company entered into a new credit agreement with MidCap Financial Trust to provide a total of $70.0 million including up to a $30.0 million revolving loan (“MidCap Revolving Loan”) and up to a $40.0 million term loan (“MidCap Term Loan”), secured by substantially all the Company’s assets (“MidCap Credit Agreements”). The MidCap Term Loan was comprised of two tranches, the first of which provided a commitment amount of $10.0 million, and the second a commitment of $30.0 million. The MidCap Term Loan and Midcap Revolving Loan bore a variable interest rate of LIBOR plus 6% and LIBOR plus 3%, respectively, and matured on the earlier of May 1, 2026, or a change in control event (the "Termination Date"). The entire principal balances of the MidCap Revolving Loan and MidCap Term Loan were due on the Termination Date. Interest payments were payable monthly, with optional principal prepayments allowed under the MidCap Credit Agreements. The Midcap Credit Agreements required us to maintain minimum net product sales and minimum consolidated EBITDA, (each term as defined in the Midcap Credit Agreements), for the preceding twelve-month period.

On November 9, 2022, the Company entered into an amendment to the MidCap Credit Agreements. The amendment to the Midcap Revolving Loan provided up to $50.0 million in total borrowing capacity. The MidCap amendments modified the MidCap Credit Agreements to include provisions related to the transition from the LIBOR Interest Rate plus Applicable Margin to the SOFR Interest Rate plus Applicable Margin, maintaining the Applicable Margin of 6% under the MidCap Term Loan and increasing the Applicable Margin from 3% to 3.75% under the Midcap Revolving Loan. In addition, the MidCap amendments amended certain covenants, terms and provisions in the Midcap Credit Agreements to, among other things, modify the covenant levels for the Minimum Net Product Sales financial covenant and to remove the Minimum Consolidated EBITDA financial covenant.

On November 2, 2023, in connection with the entry into the Ares Credit Agreement, the Company terminated the commitments and satisfied all outstanding obligations under the MidCap Credit Agreements. During the year ended December 31, 2023, the Company recorded a loss on early extinguishment of debt of $5.3 million related to the write-off of the remaining unamortized debt issuance costs and fees incurred to exit the MidCap Credit Agreements early.

Vectra Bank Colorado Loan Agreements

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

Effective as of November 2, 2023, the Company entered into the Second Amendment to the Zions Facility (the "Second Amendment). The Second Amendment replaces references to MidCap Financial Trust and MidCap Credit Agreements with references to Ares and the Ares Credit Agreement. As of December 31, 2023, we were in compliance with all financial covenants under the Second Amendment.

Funding Requirements

Our primary short-term needs for capital are for our planned operations, which are subject to change, include:

•
expanding our research and development initiatives to improve our existing products and develop new products and solutions; and
•
continued commercialization efforts and expansion of our sales and marketing infrastructure and programs to drive anticipated sales growth in the United States and elsewhere

We have based our short-term capital needs and planned operating requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Although not anticipated at this time, we may require additional financing to fund our operations and planned growth. We may also seek additional financing opportunistically. We may seek to raise any additional capital by entering into partnerships or through public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. Additional funds may not be available to us on acceptable terms or at all. If we fail to obtain necessary capital when needed on acceptable terms, or at all, we could be forced to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. If we raise additional capital through collaborations agreements, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product or grant licenses that may not be favorable to us. Debt financing, if available, may involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets. In addition, market conditions impacting financial institutions could impact our ability to access some or all of our cash, cash equivalents and marketable securities, and we may be unable to obtain alternative funding when and as needed on acceptable terms, if at all.

Cash Flows

The following table sets forth the primary sources and uses of cash for the periods presented below:

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(63,890)	$(49,181)	$(14,709)	(30)%
Investing activities	(26,987)	(60,693)	33,706	56%
Financing activities	128,653	39,487	89,166	(226)%
Effect of exchange rate changes on cash	(605)	(497)	(108)	(22)%
Net increase (decrease) in cash	$37,171	$(70,884)	$108,055	*

------------------------------------------

* Not Meaningful

Net Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2023, was $63.9 million, consisting of a $47.8 million net loss, inclusive of $3.4 million of early exit fees associated with our Midcap debt, inventory increases of $36.6 million and final legal settlement payments of $22.0 million, offset partially by non-cash expenses of $30.2 million, including $15.5 million of depreciation and amortization and $12.4 million of stock-based compensation expense, and other working capital improvements of $12.3 million comprised primarily of a $6.7 million increase in accounts payable and a $6.4 million increase in accrued expenses.

Net cash used in operating activities for the year ended December 31, 2022, was $49.2 million, consisting primarily of net loss of $67.3 million plus non-cash expenses of $26.7 million, which primarily consisted of $13.7 million of depreciation and amortization, $10.4 million of stock-based compensation expense and a $1.3 million change in the fair value of earnout liabilities and negative changes in working capital of $8.6 million, including $21.5 million of inventory purchases and a $12.0 million increase in accounts receivable offset partially by accrued legal settlement of $22.0 million and other working capital decreases of $3.0 million.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2023, was $27.0 million, consisting primarily of surgical instrumentation purchases plus other purchases of property, plant and equipment.

Net cash used in investing activities for the year ended December 31, 2022, was $60.7 million, consisting primarily of our purchase of Disior for $18.5 million (financed by a $20.0 million draw on the Company's term loan), the purchase of our Denver headquarters building for $18.3 million (financed in part by a $16.0 million mortgage loan), surgical instrumentation purchases for $12.7 million, capital spend associated with the launch of SAP of $4.3 million and capitalization of certain patent costs.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023, was $128.7 million, consisting of net proceeds from long-term debt of $64.9 million and $68.5 million of proceeds from the issuance of common stock, net of issuance costs related to the Offering on January 30, 2023, partially offset by payments of $8.0 million related to the completion of certain milestones associated with the Disior and Additive Orthopaedics acquisitions.

Net cash provided by financing activities for the year ended December 31, 2022, was $39.5 million, consisting of $36.0 million proceeds from long-term debt, including a $20.0 million draw on the Company's Midcap Term Loan to finance the Disior acquisition and a $16.0 million loan to finance the purchase of the Company's Denver headquarters and $5.3 million in proceeds from the exercise of stock options partially offset by a $1.0 million payout on earnout liabilities.

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

Revenue Recognition

We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Revenue is generated primarily from the sale of our implants and disposables and, to a much lesser extent, from the sale of our surgical instrumentation. We sell our products through employee sales personnel and independent sales representatives in the U.S. Outside the U.S., sales are through independent sales representatives and to stocking distributors. We have consignment agreements with certain distributors and hospitals. Our customers are primarily hospitals and surgery centers.

Revenue is recorded, net of estimated discounts and other price concessions, when our performance obligation is satisfied which is when our customers take title of the product, and typically when the product is used in surgery. We generally have written contracts with our customers which incorporate pricing and our standard terms and conditions. Any discounts we offer are outlined in our customer agreements. As the discounts are known at the time of purchase, no estimates are required at the time of revenue recognition. Shipping and handling costs are recorded as cost of goods sold and amounts billed to customers for shipping and handling costs are recorded in revenue. We record as revenue any amounts billed to customers for shipping and handling costs and record as cost of goods sold the actual shipping costs incurred. We have elected to exclude from the measurement of the transaction price all taxes (e.g., sales, use, value-added) assessed by government authorities and collected from a customer. Therefore, revenue is recognized net of such taxes. We have elected to use the practical expedient allowed under ASC 606 to account for shipping and handling activities that occur after the customer has obtained control of a promised good as fulfillment costs rather than as an additional promised service and, therefore, we do not allocate a portion of the transaction price to a shipping service obligation. Commissions to sales agents for the sales exceeding their quotas are classified as incremental costs of obtaining a contract as such costs would not have been incurred if the contract was not signed. We have elected to use the practical expedient to expense such costs that should be capitalized as the amortization period of the costs would be less than one year.

Due to the nature of our products, returns are minimal and an estimate for returns is not material. The timing of revenue recognition may differ from the timing of invoicing to our customers. We have recorded unbilled accounts receivable involving management judgement related to this timing difference of $5.6 million and $4.5 million as of December 31, 2023, and December 31, 2022, respectively.

Inventories, Net

Inventories are considered finished goods and are purchased from third party contract manufacturers. These inventories consist of implants, hardware, and consumables and are held in our warehouse, with third-party independent sales representatives or distributors, or consigned directly with hospitals.

Inventories are stated at the lower of cost (weighted average cost basis) or net realizable value. When sold, inventory is relieved at weighted average cost. We evaluate the carrying value of our inventories in relation to historical sales, current inventory levels, and consideration of the life cycle of the product. A significant decrease in demand or development of products could result in an increase in the amount of excess inventory on hand, which could lead to additional charges for excess and obsolete inventory. The Company estimates a reserve for obsolete and slow-moving inventory based on current inventory levels and historical sales. Income (expenses) for excess and obsolete inventory are included in Cost of goods sold. The inventory reserve was $16.5 million and $16.8 million as of December 31, 2023 and 2022, respectively.

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

Stock-Based Compensation

All stock-based awards to employees and nonemployee contractors, including any grants of stock, stock options, restricted stock units (“RSU”), performance stock units ("PSU") and the option to purchase common stock under the Employee Stock Purchase Plan (“ESPP”), are measured at fair value at the grant date and recognized over the relevant vesting period in accordance with ASC Topic 718 (“ASC 718”). Stock-based awards to nonemployees are recognized as a selling, general and administrative expense over the period of performance. Such awards are measured at fair value at the date of grant. In addition, for awards that vest immediately, the awards are measured at fair value and recognized in full at the grant date.

The Company estimates the fair value of each stock-option award containing service and/or performance conditions on the grant date using the Black-Scholes option valuation model which incorporates assumptions as to stock price volatility, the expected life of the options, risk-free interest rate and dividend yield. The Company relies on its historical volatility as an input to the option pricing model as management believes that this rate will be representative of future volatility over the expected term of the options. The expected term until exercise represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has not paid any dividends since its inception and does not anticipate paying any dividends for the foreseeable future, so the dividend yield is assumed to be zero. The Company estimates forfeitures of share-based awards at the time of grant and revises such estimates in subsequent periods if actual forfeitures differ from the original estimate. Option awards are generally granted with an exercise price equal to the fair value of the Company’s common stock at the date of grant.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal and provide liquidity. In the normal course of business, we are exposed to market risk related to fluctuating interest rates. The Company has both fixed and variable rate debt to manage the impact of these fluctuations. The Company is the fixed rate payor on an interest rate swap contract to help manage some of this risk. Based on our overall interest rate exposure as of December 31, 2023, we do not believe a hypothetical 10 percent change in interest rates on our variable rate indebtedness would have a material effect on our results of operations.

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

Opinions on the Financial Statements and Internal Controls over Financial Reporting

We have audited the accompanying consolidated balance sheets of Paragon 28, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive (loss) income, convertible preferred series equity and stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting” within Item 9a. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventories – Excess and Obsolete Inventories – Refer to Note 2 to the financial statements

Critical Audit Matter Description

Inventories are stated at the lower of cost (weighted average cost basis) or net realizable value. At December 31, 2023, the Company’s inventory balance is $98 million, which is net of management’s estimate of inventory excess and obsolescence reserves of $16.5 million. Management evaluates the carrying value of its inventories in relation to inventory quantities on hand, historical sales, and consideration of product life cycles. A significant decrease in product demand or the development of new products could result in an increase in the amount of excess inventory on hand, which could lead to additional charges for excess and obsolete inventory.

We identified management’s estimate of excess and obsolete inventories as a critical audit matter because of the high degree of subjectivity involved in developing the estimates and sensitivity related to changes in key assumptions including length of product life cycles. The subjectivity and sensitivity in these key assumptions required a high degree of auditor judgment when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to excess and obsolete inventories.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to excess and obsolete inventories included the following, among others:

•
We tested the effectiveness of internal controls over certain of management’s inputs, estimates and assumptions used to evaluate excess and obsolete inventories.
•
We performed analytical procedures to evaluate the reasonableness of changes in inventory balances and related excess, slow moving and obsolete reserves by comparing the current year and prior year balances.
•
We inquired of management, including personnel with operational roles, regarding certain estimates and assumptions specific to selected inventory items. These estimates and assumptions include product life cycles and usage patterns.
•
We tested certain underlying data used and considered by management in making their estimates and assumptions related to excess and obsolete inventories, including quantities of inventory on hand, historical sales by product and considerations of product life cycles.
•
We tested the mathematical accuracy of management's calculations on a sample basis.

/s/ Deloitte & Touche LLP

Denver, Colorado

February 29, 2024

We have served as the Company's auditor since 2020.

PARAGON 28, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash	$75,639	$38,468
Trade receivables	37,323	37,687
Inventories, net	98,062	60,948
Income taxes receivable	794	615
Other current assets	3,997	4,658
Total current assets	215,815	142,376

Property and equipment, net	74,122	61,938
Intangible assets, net	21,674	22,387
Goodwill	25,465	25,465
Deferred income taxes	705	148
Other assets	2,918	1,795
Total assets	$340,699	$254,109

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,696	$14,939
Accrued expenses	27,781	26,807
Accrued legal settlement	—	22,000
Other current liabilities	883	3,844
Current maturities of long-term debt	640	728
Income taxes payable	243	184
Total current liabilities	51,243	68,502

Long-term liabilities:
Long-term debt net, less current maturities	109,799	42,182
Other long-term liabilities	1,048	1,628
Deferred income taxes	233	342
Income taxes payable	635	527
Total liabilities	162,958	113,181

Commitments and contingencies (Note 14)

Stockholders' equity:
Common stock, $0.01 par value, 300,000,000 shares authorized; 83,738,974 and 78,684,107 shares issued, and 82,825,455 and 77,770,588 shares outstanding as of December 31, 2023 and December 31, 2022, respectively	827	776
Additional paid in capital	298,394	213,956
Accumulated deficit	(115,630)	(67,789)
Accumulated other comprehensive income (loss)	132	(33)
Treasury stock, at cost; 913,519 shares as of December 31, 2023 and December 31, 2022	(5,982)	(5,982)
Total stockholders' equity	177,741	140,928
Total liabilities & stockholders' equity	$340,699	$254,109

The accompanying notes are an integral part of these consolidated financial statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Net revenue	$216,389	$181,383	$147,464
Cost of goods sold	43,598	32,457	28,024
Gross profit	172,791	148,926	119,440

Operating expenses:
Research and development costs	30,078	24,650	16,128
Selling, general, and administrative	180,022	159,323	114,087
Legal settlement	—	27,000	—
Total operating expenses	210,100	210,973	130,215
Operating loss	(37,309)	(62,047)	(10,775)

Other income (expense):
Other income (expense)	154	(1,214)	(486)
Loss on early extinguishment of debt	(5,308)	—	—
Interest expense, net	(5,165)	(4,129)	(1,719)
Total other expense	(10,319)	(5,343)	(2,205)
Loss before income taxes	(47,628)	(67,390)	(12,980)
Income tax expense (benefit)	213	(64)	713
Net loss	$(47,841)	$(67,326)	$(13,693)
Foreign currency translation adjustment	165	(41)	(815)
Comprehensive loss	$(47,676)	$(67,367)	$(14,508)
Weighted average number of shares of common stock outstanding:
Basic	82,087,329	76,766,100	52,916,711
Diluted	82,087,329	76,766,100	52,916,711
Net loss per share attributable to common stockholders:
Basic	$(0.58)	$(0.88)	$(0.26)
Diluted	$(0.58)	$(0.88)	$(0.26)

The accompanying notes are an integral part of these consolidated financial statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED SERIES EQUITY & STOCKHOLDERS’ EQUITY

(in thousands, except for number of shares)

	Series A		Series B
	Convertible		Convertible						Accumulated
	Preferred		Preferred		Common		Additional		Other		Total
	Stock		Stock		Stock		Paid-in-	Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Equity
Balance, December 31, 2020	13,812,500	$4,250	6,608,700	$36,842	46,738,540	$467	$22,107	$12,418	$823	$(5,422)	$30,393
Net loss	—	—	—	—	—	—	—	(13,693)	—	—	(13,693)
Issuance of common stock	—	—	—	—	151,515	1	1,000	—	—	—	1,001
Issuance of common stock related to IPO, net of issuance costs of $4,304	—	—	—	—	8,984,375	90	129,294	—	—	—	129,384
Common stock repurchase	—	—	—	—	(85,049)	(1)	—	—	—	(560)	(561)
Conversion of Series A and Series B preferred stock to common stock	(13,812,500)	(4,250)	(6,608,700)	(36,842)	20,421,200	204	40,076	812	—	—	41,092
Options exercised	—	—	—	—	236,706	2	443	—	—	—	445
Foreign currency translation	—	—	—	—	—	—	—	—	(815)	—	(815)
Stock-based compensation	—	—	—	—	—	—	4,948	—	—	—	4,948
Balance, December 31, 2021	—	—	—	—	76,447,287	763	197,868	(463)	8	(5,982)	192,194
Net loss	—	—	—	—	—	—	—	(67,326)	—	—	(67,326)
Offering costs associated with initial public offering	—	—	—	—	—	—	(266)	—	—	—	(266)
Options exercised	—	—	—	—	1,284,333	13	5,258	—	—	—	5,271
Foreign currency translation	—	—	—	—	—	—	—	—	(41)	—	(41)
Employee stock purchase plan	—	—	—	—	38,968	—	731	—	—	—	731
Stock-based compensation	—	—	—	—	—	—	10,365	—	—	—	10,365
Balance, December 31, 2022	—	—	—	—	77,770,588	776	213,956	(67,789)	(33)	(5,982)	140,928
Net loss	—	—	—	—	—	—	—	(47,841)	—	—	(47,841)
Issuance of common stock net of issuance costs of $827	—	—	—	—	4,312,500	43	68,410	—	—	—	68,453
Options exercised	—	—	—	—	668,925	7	2,399	—	—	—	2,406
Foreign currency translation	—	—	—	—	—	—	—	—	165	—	165
Employee stock purchase plan	—	—	—		73,442	1	1,265	—	—	—	1,266
Stock-based compensation	—	—	—	—	—	—	12,364	—	—	—	12,364
Balance, December 31, 2023	—	—	—	—	82,825,455	$827	$298,394	$(115,630)	$132	$(5,982)	$177,741

The accompanying notes are an integral part of these consolidated financial statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net loss	$(47,841)	$(67,326)	$(13,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,542	13,728	8,961
Allowance for doubtful accounts	614	155	1,022
Excess and obsolete inventories	(352)	485	2,821
Loss on early extinguishment of debt	1,881	—	—
Stock-based compensation	12,364	10,365	4,948
Change in fair value	(791)	1,280	440
Other	984	704	1,014
Changes in other assets and liabilities, net of acquisitions:
Accounts receivable	(161)	(12,013)	(6,461)
Inventories	(36,595)	(21,512)	(11,098)
Accounts payable	6,742	1,895	3,431
Accrued expenses	6,428	2,317	7,095
Accrued legal settlement	(22,000)	22,000	—
Income tax receivable/payable	(50)	391	671
Other assets and liabilities	(655)	(1,650)	(2,468)
Net cash used in operating activities	(63,890)	(49,181)	(3,317)

Cash flows from investing activities
Purchase of office building	—	(18,300)	—
Purchases of property and equipment	(26,716)	(22,813)	(18,296)
Proceeds from sale of property and equipment	1,043	897	799
Purchases of intangible assets	(1,314)	(1,973)	(2,993)
Acquisitions, net of cash received	—	(18,504)	(15,000)
Net cash used in investing activities	(26,987)	(60,693)	(35,490)

Cash flows from financing activities
Proceeds from draw on term loan	—	20,000	—
Proceeds from issuance of long-term debt	100,000	16,000	10,000
Payments on long-term debt	(30,727)	(570)	(6,034)
Payments of debt issuance costs	(4,423)	(732)	(3,139)
Proceeds from issuance of common stock, net of issuance costs	68,453	—	1,001
Proceeds from IPO, net of issuance costs	—	—	129,384
Payments on treasury stock repurchased	—	—	(561)
Proceeds from exercise of stock options	2,406	5,271	445
Proceeds from employee stock purchase plan	944	518	—
Payments on earnout liability	(8,000)	(1,000)	—
Net cash provided by financing activities	128,653	39,487	131,096

Effect of exchange rate changes on cash	(605)	(497)	(438)
Net increase (decrease) in cash	37,171	(70,884)	91,851
Cash at beginning of period	38,468	109,352	17,501
Cash at end of period	$75,639	$38,468	$109,352

Supplemental disclosures of cash flow information:
Restricted cash (Note 7)	1,000	—	—
Cash paid for income taxes	908	1,103	678
Cash paid for interest	4,271	3,073	1,086
Purchase of property and equipment included in accounts payable	3,402	3,402	881

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

NOTE 1. BUSINESS AND BASIS OF PRESENTATION

Business

Paragon 28, Inc. (collectively with its subsidiaries, “we,” “us,” “our,” “P28” or the “Company”) develops, distributes, and sells medical devices in the foot and ankle segment of the orthopedic implant marketplace. Our approach to product development is procedurally focused, resulting in a full range of procedure-specific foot and ankle products designed specifically for foot and ankle anatomy. Our products and product families include plates and plating systems, screws, staples, and nails aimed to address all major foot and ankle procedures including fracture fixation, forefoot, ankle, flatfoot or progressive collapsing foot deformity ("PCDF"), charcot foot and orthobiologics. P28 is a United States (“U.S.”) based company incorporated in the State of Delaware, with headquarters in Englewood, Colorado. Our sales representatives and distributors are located globally with the majority concentrated in the U.S., Australia, South Africa, and the United Kingdom.

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

Secondary Public Offering

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

Cash

Cash consists of highly liquid investments with an original maturity of three months or less. As of December 31, 2023, $1,000 related to the achievement of an Additive Orthopaedics acquisition milestone was included as restricted cash within the Consolidated Balance Sheets and Consolidated Statement of Cash Flows. For additional information regarding the Additive Orthopaedics acquisition refer to Note 3 to our Consolidated Financial Statements. There were no contractual or other restrictions as to the use of cash for the years ended December 31, 2022 or 2021.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The following table presents the activity in the allowance for doubtful accounts for the years ended December 31, 2023 and 2022.

	December 31,
	2023	2022
Allowance for doubtful accounts, beginning of year	$1,688	$1,032
Additions charged against revenue or to expense	223	1,853
Write-offs	(572)	(1,197)
Allowance for doubtful accounts, end of year	$1,339	$1,688

Inventories, Net

Inventories are considered finished goods and are purchased from third party contract manufacturers. These inventories consist of implants, hardware, and consumables and are held in our warehouse, with third-party independent sales representatives or distributors, or consigned directly with hospitals.

Inventories are stated at the lower of cost (weighted average cost basis) or net realizable value. When sold, inventory is relieved at weighted average cost. We evaluate the carrying value of our inventories in relation to historical sales, current inventory levels, and consideration of the life cycle of the product. A significant decrease in demand or development of products could result in an increase in the amount of excess inventory on hand, which could lead to additional charges for excess and obsolete inventory. The Company estimates a reserve for obsolete and slow-moving inventory based on current inventory levels and historical sales. (Income) expenses for excess and obsolete inventory are included in Cost of goods sold. The inventory reserve was $16,532 and $16,804 as of December 31, 2023 and 2022, respectively.

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

Property and Equipment, Net

Property and equipment are recorded at cost less accumulated depreciation. Expenditures for renewals and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized and included in Property and equipment, net in the Consolidated Balance Sheets. Expenditures for maintenance and repairs are charged to expense as incurred and are included in Selling, general, and administrative expense in the Consolidated Statements of Operations and Comprehensive Loss. When equipment is retired or sold, the cost and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in included in Selling, general and administrative in the Consolidated Statements of Operations and Comprehensive Loss.

Depreciation is provided using the straight-line method based on useful lives of the assets which range from three to twenty-five years, which best reflects the pattern of use. The Company depreciates surgical instrumentation, once available for use, over a five-year period and cases, once available for use, over a three-year period. Depreciation for surgical instrumentation used in surgery is included in Selling, general, and administrative expense in the Consolidated Statements of Operations and Comprehensive Loss. Leasehold improvements are amortized using the straight-line method over the shorter of the asset’s useful life or the lease term.

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

Amortizable intangible assets are assessed for impairment upon triggering events that indicate that the carrying value of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount to future net undiscounted cash flows expected to be generated by the associated asset. If the asset’s carrying value is determined to not be recoverable, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair market value of the intangible assets. No impairment charges related to amortizable assets were recorded for the years ended December 31, 2023, 2022 and 2021.

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

The Company elected to perform a qualitative analysis for its indefinite-lived intangible assets as of October 1, 2023, the annual test date. The Company determined, after performing the qualitative analysis that there was no evidence that it is more likely than not that the fair value of its intangible assets was less than the carrying amount. Therefore, it was not necessary to perform a quantitative impairment test.

Goodwill

Goodwill represents the excess of the purchase price as compared to the fair value of net assets acquired and liabilities assumed. Goodwill is not amortized, but is tested for impairment annually or when indications of impairment exist. Goodwill is tested at the reporting unit level as defined in ASC 350. Per this definition, a reporting unit is an operating segment or one level below an operating segment. The Company has determined one reporting unit for the purpose of goodwill impairment. We can elect to qualitatively assess goodwill for impairment if it is more likely than not that the fair value of a reporting unit exceeds its carrying value.

Impairment exists when the carrying amount, including goodwill, of the reporting unit exceeds its fair value, resulting in an impairment charge for this excess (not to exceed the carrying amount of the goodwill). The impairment, if determined, is recorded within Operating expenses in the Consolidated Statements of Operations and Comprehensive Loss in the period the determination is made.

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

Financial instruments (principally cash, trade receivables, accounts payable and accrued expenses) are carried at cost, which approximates fair value due to the short-term maturity of these instruments. The majority of our debt is carried at cost, which approximates fair value due to the variable interest rate associated with our debt. However, we are the fixed rate payor on an interest rate swap contract associated with the Company's Zions Facility, which is classified as Level 2. We reassess the fair value of our interest rate swap on a quarterly basis. The change in fair value is recorded in other (expense) income in the Consolidated Statements of Operations and Comprehensive Loss. The Company does not have any assets or liabilities presented in the Level 1 category as of December 31, 2023, and 2022, and there were no changes in level hierarchies during the years ended December 31, 2023, 2022 and 2021. See "Contingent Earn-out Consideration" below for a discussion on our Level 3 inputs.

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

We review the probabilities of achievement of the earnout milestones to determine impact on the fair value of the earnout consideration on a quarterly basis over the earn-out period. Actual results are compared to the estimates and probabilities of achievement used in our forecasts. Should actual results of the acquired business increase or decrease as compared to our estimates and assumptions, the estimated fair value of the contingent earn-out consideration liability will increase or decrease, up to the contractual limit, as applicable. Changes in the estimated fair value of the contingent earn-out consideration are recorded in other income (expense) in the Consolidated Statements of Operations and Comprehensive Loss and are reflected in the period in which they are identified. Changes in the estimated fair value of the contingent earn-out consideration may materially impact or cause volatility in our operating results.

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

Revenue is recorded, net of estimated discounts and other price concessions, when our performance obligation is satisfied which is when our customers take title of the product, and typically when the product is used in surgery. We generally have written contracts with our customers which incorporate pricing and our standard terms and conditions. Any discounts we offer are outlined in our customer agreements. As the discounts are known at the time of purchase, no estimates are required at the time of revenue recognition. Shipping and handling costs are recorded as cost of goods sold and amounts billed to customers for shipping and handling costs are recorded in revenue. We record as revenue any amounts billed to customers for shipping and handling costs and record as cost of goods sold the actual shipping costs incurred. We have elected to exclude from the measurement of the transaction price all taxes (e.g., sales, use, value-added) assessed by government authorities and collected from a customer. Therefore, revenue is recognized net of such taxes. We have elected to use the practical expedient allowed under ASC 606 to account for shipping and handling activities that occur after the customer has obtained control of a promised good as fulfillment costs rather than as an additional promised service and, therefore, we do not allocate a portion of the transaction price to a shipping service obligation. Commissions to sales agents for the sales exceeding their quotas are classified as incremental costs of obtaining a contract as such costs would not have been incurred if the contract was not signed. We have elected to use the practical expedient to expense such costs that should be capitalized as the amortization period of the costs would be less than one year.

Due to the nature of our products, returns are minimal and an estimate for returns is not material. The timing of revenue recognition may differ from the timing of invoicing to our customers. We recorded unbilled revenue of $5,598 and $4,511 as of December 31, 2023, and December 31, 2022, respectively. Determining unbilled revenue involves management judgement.

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

The Company estimates the fair value of each stock-option award containing service and/or performance conditions on the grant date using the Black-Scholes option valuation model which incorporates assumptions as to stock price volatility, the expected life of the options, risk-free interest rate and dividend yield. The Company relies on its historical volatility as an input to the option pricing model as management believes that this rate will be representative of future volatility over the expected term of the options. The expected term until exercise represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has not paid any dividends since its inception and does not anticipate paying any dividends for the foreseeable future, so the dividend yield is assumed to be zero. The Company estimates forfeitures of share-based awards at the time of grant and revises such estimates in subsequent periods if actual forfeitures differ from original estimates. Option awards are generally granted with an exercise price equal to the fair value of the Company’s common stock at the date of grant.

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

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, Income Taxes (Topic 740) (“ASU 2019-12”), which is part of the FASB’s overall simplification initiative to reduce the costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. ASU 2019-12 simplifies accounting guidance for intra-period allocations, deferred tax liabilities, year-to-date losses in interim periods, franchise taxes, step-up in tax basis of goodwill, separate entity financial statements, and interim recognition of tax laws or rate changes. The Company adopted ASU 2019-12 effective January 1, 2023. The adoption of this guidance did not have a significant impact on the Company's Consolidated Financial Statements and related disclosures.

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

Recently Issued Accounting Pronouncements

In October 2023, the FASB issued Accounting Standards Update ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative. The amendments in ASU 2023-06 modify the disclosure or presentation requirements of a variety of Topics in the Codification. Certain of the amendments represent clarifications to or technical corrections of the current requirements. ASU 2023-06 is applicable to all entities subject to the SEC's existing disclosure requirements. The effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company is currently evaluating the amendments in ASU 2023-06 and does not expect the adoption to have a significant impact on the Company's related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which provides amendments to improve reportable segment disclosures requirements. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the amendments in ASU 2023-07 and does not expect the adoption to have a significant impact on the Company's related disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), to enhance the transparency and decision usefulness of income tax disclosures. The main provisions in ASU 2023-09 enhance the disclosure requirements of rate reconciliations and income taxes paid. For public business entities, the amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this update should be applied on a prospective basis, retrospective application is permitted. The Company is currently evaluating the amendments in this guidance to determine the impact it will have on the Company's Consolidated Financial Statements and related disclosures.

NOTE 3. BUSINESS COMBINATIONS

Disior

On January 10, 2022 ("Disior Acquisition Date"), the Company entered into a Securities Purchase Agreement (“SPA”) with Disior LTD. (“Disior”) and acquired 100% of the outstanding equity of Disior (the "Disior Acquisition").

The aggregate purchase price of the Disior Acquisition was approximately $26,246 inclusive of an earn-out provision with a fair value of $6,550 and certain net working capital adjustments and deferred payments totaling a net payable of $222. The SPA provided for potential earn-out consideration to the seller in connection with the achievement of certain milestones with various expiration dates through the second anniversary of the Disior Acquisition Date. The earn-out has a maximum payment not to exceed $8,000 in the aggregate. If an individual milestone is not met by the specified milestone expiration date, the earn-out related to that specific milestone will not be paid. The acquisition was primarily funded by a $20,000 draw on the Company's term loan from Midcap. Acquisition related costs were $761 during the year ended December 31, 2022, and are included in Selling, general, and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss. No acquisition related costs were incurred during the year ended December 31, 2023.

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

Additive Orthopaedics

On May 28, 2021 (“Closing Date”), the Company entered into an Asset Purchase Agreement (“APA”) with Additive Orthopaedics, LLC (“Additive”) and completed an acquisition of substantially all of the operating and intangible assets of Additive, for total cash consideration of $15,000 at closing. The APA also provided for potential earn-out consideration to Additive in connection with the achievement of certain milestones, including both project-based and revenue-based milestones, with various expiration dates through the fourth anniversary of the Closing Date. The earn-out has a maximum payment not to exceed $9,500, in the aggregate. If an individual milestone is not met by the specified milestone expiration date, no earn-out related to that specific milestone is due. The contingent earn-out consideration had an estimated fair value of $2,870 as of the Closing Date. Acquisition related costs were approximately $822 during the year ended December 31, 2021, and are included in Selling, general, and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss. No acquisition related costs were incurred during the years ended December 31, 2023 and 2022.

The Company has accounted for the acquisition of Additive under ASC Topic 805, Business Combinations (“ASC 805”). Additive’s results of operations are included in the Consolidated Financial Statements beginning after May 28, 2021, the acquisition date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The following table summarizes the purchase consideration transferred in connection with the acquisition of Additive and consists of the following:

Consideration Paid
Cash consideration	$15,000
Contingent consideration	2,870
Total consideration	$17,870

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the Closing Date:

Assets acquired:
Accounts receivable	$761
Inventory	113
Intangible assets	11,560
Goodwill	6,329
Total assets acquired	18,763

Liabilities assumed:
Accounts payable	796
Accrued expenses	97
Total liabilities assumed	893
Net assets acquired	$17,870

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2023 and 2022 consist of the following:

	Estimated Life	December 31,
	(in years)	2023	2022
Surgical instrumentation	3 - 5	$60,100	$44,625
Land		3,625	3,625
Buildings	25	20,190	14,178
Leasehold improvements	Various	8,307	7,961
Computer and software	3 - 5	16,546	11,562
Machinery and equipment	5	3,843	2,815
Office equipment and furniture	5 - 7	2,267	2,049
Construction in progress	Various	288	5,817
Other	5 - 15	2,785	1,046
		117,951	93,678
Less: accumulated depreciation		(43,829)	(31,740)
Property and equipment, net		$74,122	$61,938

Depreciation expense is included in Selling, general, and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss and was $13,515, $10,824 and $7,615 for the years ended December 31, 2023, 2022 and 2021 respectively.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Our annual impairment testing date is October 1. The Company determined, after performing the qualitative analysis that there was no evidence that it is more likely than not that the fair value of Goodwill was less than the carrying amount. Therefore, it was not necessary to perform a quantitative impairment test. As of December 31, 2023 and 2022, goodwill was $25,465.

Intangibles

Intangible assets as of December 31, 2023 are as follows:

	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and tradenames, indefinite-lived	Indefinite	$987	$—	$987
Patents, definite-lived	17.6	7,900	2,649	5,251
Customer relationships	3-7	1,733	567	1,165
Developed technology	12	17,690	3,424	14,267
Other intangibles	3	30	26	4
Total intangible assets, net		$28,340	$6,666	$21,674

Intangible assets as of December 31, 2022, are as follows:

	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks, indefinite-lived	Indefinite	$901	$—	$901
Patents, definite-lived	16.5	6,671	2,370	4,301
Customer relationships	3-7	1,733	279	1,454
Developed technology	12	17,690	1,973	15,717
Other intangibles	3	30	16	14
Total intangible assets, net		$27,025	$4,638	$22,387

Amortization expense is included in Selling, general, and administrative expenses and was $2,027, $2,904 and $1,372 for the years ended December 31, 2023, 2022 and 2021, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Expected future amortization expense is as follows:

2024	$1,981
2025	1,940
2026	1,940
2027	1,940
2028	1,929

No impairment charges related to intangible assets and goodwill were recorded for the years ended December 31, 2023, 2022 and 2021.

NOTE 6. ACCRUED EXPENSES

Accrued expenses consist of the following as of December 31, 2023 and 2022, respectively:

	December 31,
	2023	2022
Accrued commissions	$6,126	$6,026
Accrued compensation	10,213	8,569
Accrued purchases	1,883	204
Accrued earnout payment	2,000	6,500
Accrued interest	2,006	450
Other accrued expenses	5,553	5,058
Total accrued expenses	$27,781	$26,807

NOTE 7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures certain financial assets and liabilities at fair value. There is a fair value hierarchy which prioritizes inputs used in measuring fair value into three broad levels:

Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - Includes other inputs that are directly or indirectly observable in the marketplace, such as quoted market prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 - Unobservable inputs which are supported by little or no market activity.

The Company's significant financial assets and liabilities measured at fair value as of December 31, 2023, were as follows:

	Level 1	Level 2	Level 3	Total
Financial Assets:
Interest rate swap	$—	991	—	$991
Financial Liabilities:
Contingent consideration	$—	—	340	$340

The Company’s Level 2 asset pertains to an interest rate swap associated with the Company's Zions Facility, used to manage interest rate risk related to variable rate borrowings and manage exposure to the variability of cash flows. The interest rate swap is not designated for hedge accounting and is measured utilizing inputs observable in active markets. For the year ended December 31, 2023, we reassessed the fair value of our interest rate swap which resulted in an increase of $991, the change in fair value is recorded in Other assets on the Consolidated Balance Sheet, Other income (expense) within the Consolidated Statement of Operations and Comprehensive Loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The Company's Level 3 instruments consist of contingent consideration. The following table provides a reconciliation of the Level 3 earn-out liabilities for the year ended December 31, 2023:

Balance, December 31, 2022	$3,640
Achieved milestones paid	(2,500)
Achieved milestones reclassified to accrued expenses	(1,000)
Change in fair value of earn-out liabilities	200
Balance, December 31, 2023	340

As of December 31, 2023, the contingent earn-out liabilities are included in Other-current liabilities on the Consolidated Balance Sheet. During the year ended December 31, 2023, we reassessed the estimate of the earn-out liabilities which resulted in a net increase of $200 recorded in Other (expense) income within the Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2023.

As of December 31, 2022, three project milestones associated with the Disior acquisition and two project milestones associated with the Additive Orthopaedics acquisition were included in Accrued expenses on the Consolidated Balance Sheet totaling $5,000 and $1,500, respectively. During the year ended December 31, 2023, $500 was paid in cash for one of the Additive Orthopaedics milestones and $5,000 was paid in cash for the Disior milestones. As of December 31, 2023, the remaining $1,000 related to the Additive Orthopaedics milestone was included in Accrued expenses on the Condensed Consolidated Balance Sheet and is included as restricted cash within the Consolidated Statement of Cash Flows for the year ended December 31, 2023. In addition, we completed two project milestones associated with the Disior acquisition and one project milestone associated with the Additive acquisition as of December 31, 2023. The Additive milestone and one of the Disior milestones were paid in cash during the year ended December 31, 2023, and the remaining Disior milestone totaling $1,000 is included in Accrued expenses on the Consolidated Balance Sheet as of December 31, 2023. For additional information on the Disior and Additive Orthopaedics acquisitions refer to Note 3 to our Consolidated Financial Statements.

NOTE 8. DEBT

Long-term debt as of December 31, 2023, and December 31, 2022, consists of the following:

	December 31, 2023	December 31, 2022
Ares Revolving Loan	$25,000	$—
Ares Term Loan	75,000	—
MidCap Term Loan	—	30,000
Zions Term Loan	14,933	15,573
Bank of Ireland Note Payable	—	86
	114,933	45,659
Less: deferred issuance costs	(4,494)	(2,749)
Total debt, net of issuance costs	110,439	42,910
Less: current portion	(640)	(728)
Long-term debt, net, less current maturities	$109,799	$42,182

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Ares Credit Agreement

On November 2, 2023, the Company entered into a new credit agreement with Ares Capital Corporation to provide a total of $150,000, inclusive of a revolving credit facility of up to $50,000 (the “Ares Revolving Loan”) and a term loan facility of up to $100,000 (the “Ares Term Loan”). The obligations under the Ares Credit Agreement are guaranteed by each of the Borrowers’ current and future domestic subsidiaries and secured by liens on substantially all of the Borrowers’ and guarantors’ present and after-acquired assets, in each case, subject to certain customary exceptions. In connection with the closing of the Ares Credit Agreement, the Company drew down $25,000 and $75,000 on the Ares Revolving Loan and Ares Term Loan, respectively. The Ares Revolving Loan and Ares Term Loan bear interest at variable rates of Term SOFR plus 4% and Term SOFR plus 6.75%, respectively, subject in the case of the Ares Term Loan to certain step-downs and adjustments as set forth in the Ares Credit Agreement, and mature on the earlier of (i) November 2, 2028, and (ii) with respect to the Ares Revolving Loan, 6 months prior to the maturity date of any other indebtedness in a principal or stated amount in excess of $12,500. The Ares Credit Agreement contains a financial covenant requiring the Company to maintain certain minimum revenue levels. As of December 31, 2023, the Company was in compliance with all financial covenants under the Ares Credit Agreement. Total debt issuance costs associated with the Ares Credit Agreement were $4,275. Amortization expense associated with such debt issuance costs totaled $147, $0 and $0 for the years ended December 31, 2023, 2022 and 2021, respectively and is included in Interest expense on the Consolidated Statements of Operations and Comprehensive Loss.

MidCap Credit Agreements

On May 6, 2021, the Company entered into a new credit agreement with MidCap Financial Trust to provide a total of $70,000 including up to a $30,000 revolving loan (“MidCap Revolving Loan”) and up to a $40,000 term loan (“MidCap Term Loan”), secured by substantially all the Company’s assets (“MidCap Credit Agreements”). The MidCap Term Loan was comprised of two tranches, the first of which provided a commitment amount of $10,000, and the second a commitment of $30,000. The MidCap Term Loan and Midcap Revolving Loan bore a variable interest rate of LIBOR plus 6% and LIBOR plus 3%, respectively, and matured on the earlier of May 1, 2026, or a change in control event (the "Termination Date"). The entire principal balances of the MidCap Revolving Loan and MidCap Term Loan were due on the Termination Date. Interest payments were payable monthly, with optional principal prepayments allowed under the MidCap Credit Agreements. The Midcap Credit Agreements required us to maintain minimum net product sales and minimum consolidated EBITDA, (each term as defined in the Midcap Credit Agreements), for the preceding twelve-month period.

On November 9, 2022, the Company entered into an amendment to the MidCap Credit Agreements. The amendment to the Midcap Revolving Loan provided up to $50,000 in total borrowing capacity. The MidCap amendments modified the MidCap Credit Agreements to include provisions related to the transition from the LIBOR Interest Rate plus Applicable Margin to the SOFR Interest Rate plus Applicable Margin, maintaining the Applicable Margin of 6% under the MidCap Term Loan and increasing the Applicable Margin from 3% to 3.75% under the Midcap Revolving Loan. In addition, the MidCap amendments amended certain covenants, terms and provisions in the Midcap Credit Agreements to, among other things, modify the covenant levels for the Minimum Net Product Sales financial covenant and to remove the Minimum Consolidated EBITDA financial covenant.

On November 2, 2023, in connection with the entry into the Ares Credit Agreement, the Company terminated the commitments and satisfied all outstanding obligations under the MidCap Credit Agreements. During the year ended December 31, 2023, the Company recorded a loss on early extinguishment of debt of $5,308, inclusive of the write-off of remaining unamortized debt issuance costs of $1,881 and fees incurred to exit the MidCap Credit Agreements early of $3,427. Amortization expense associated with debt issuance costs prior to write-off totaled $613, $586 and $576 for the years ended December 31, 2023, 2022 and 2021, respectively, and is included in Interest expense on the Consolidated Statements of Operations and Comprehensive Loss.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Effective as of November 2, 2023, the Company entered into the Second Amendment to the Zions Facility (the "Second Amendment"). The Second Amendment replaces references to MidCap Financial Trust and MidCap Credit Agreements with references to Ares and the Ares Credit Agreement. As of December 31, 2023, the Company was in compliance with all financial covenants under the Second Amendment. Total debt issuance costs associated with the Zions Facility were $219. Amortization expense associated with such debt issuance costs totaled $16, $13 and $0 for the years ended December 31, 2023, 2022 and 2021, respectively, and is included in Interest expense on the Consolidated Statements of Operations and Comprehensive Loss.

Bank of Ireland Note Payable

On June 12, 2020, the Company entered a term loan with Bank of Ireland in a principal amount of $474 (the “Bank of Ireland Note Payable”). The Bank of Ireland Note Payable bore an annual interest rate of 4% and was due in equal monthly installments over a 36-month period, including interest. The Company repaid the Bank of Ireland Note Payable in 2023.

Debt Maturities Schedule

The required principal payments for the Ares Revolving Loan, Ares Term Loan and the Zions Facility following the Consolidated Balance Sheet dates are as follows:

2024	$640
2025	640
2026	640
2027	640
2028	100,640
Thereafter	11,733
Total	$114,933

NOTE 9. CONVERTIBLE PREFERRED SERIES EQUITY AND STOCKHOLDERS’ EQUITY

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

In October 2021, in connection with the IPO, all of the shares of the Company’s outstanding Series A convertible preferred stock automatically converted into an aggregate of 13,812,500 shares of common stock.

Series B Convertible Preferred Stock

In July 2020, the Company issued an aggregate of 6,608,700 shares of its Series B convertible preferred stock at a price of $5.75 per share, resulting in total net proceeds of approximately $36,030, net of issuance costs of $1,970.

In connection with the IPO, all of the shares of the Company’s outstanding Series B convertible preferred stock automatically converted into an aggregate of 6,608,700 shares of the common stock. Pursuant to the terms of the Series B convertible preferred stock offering, the $2,328 of cash dividends accrued as of October 19, 2021, were cancelled upon conversion of the Series B preferred stock into common stock.

Treasury Stock

The Company did not purchase any shares of its common stock during the years ended December 31, 2023 and 2022. The Company purchased a total of 85,049 shares of its common stock during the year ended December 31, 2021 for $561. Shares purchased during the year ended December 31, 2021, were at an average of $6.60 per share. All repurchased shares were recorded in Treasury stock at cost.

NOTE 10. LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common stockholders (the numerator) by the weighted average number of common stock outstanding for the period (the denominator). Diluted net loss per common stock attributable to common stockholders is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period adjusted for the dilutive effects of common stock equivalents using the treasury stock method or the if-converted method based on the nature of such securities. In periods when losses from continuing operations are reported, the weighted-average number of common stock outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. The computation of net loss per share for the years ended December 31, 2023, 2022 and 2021, respectively was as follows:

	Year Ended December 31,
	2023	2022	2021
Net loss	$(47,841)	$(67,326)	$(13,693)

Weighted-average common stock outstanding:
Basic	82,087,329	76,766,100	52,916,711
Diluted	82,087,329	76,766,100	52,916,711

Loss per share:
Basic	$(0.58)	$(0.88)	$(0.26)
Diluted	$(0.58)	$(0.88)	$(0.26)

The following outstanding potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their impact would have been antidilutive for the period presented:

	December 31,
	2023	2022	2021
Stock options	5,943,898	6,538,536	7,953,018
Restricted stock units	1,317,402	964,054	79,886

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

NOTE 11. STOCK-BASED COMPENSATION

The Company's Employee Stock Purchase Plan ("ESPP") and 2021 Incentive Award Plan (“2021 Plan”) were adopted by the Company’s Board of Directors on October 8, 2021. The ESPP and 2021 Plan were both adopted by the Company’s stockholders on October 19, 2021, and became effective on the date prior to the first date of the effectiveness of the registration statement on Form S-1 filed by the Company.

Employee Stock Purchase Plan

The ESPP initially provided participating employees with the opportunity to purchase up to an aggregate of 1,329,040 shares of the Company's common stock at 85% of the market price at the lesser of the date the purchase right is granted or exercisable. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2022, and ending on January 1, 2031, by the lesser of 1% of all classes of the Company's common stock outstanding on the immediately preceding December 31, or such smaller number of shares as determined by the Company's Board or the committee. As of December 31, 2023, 2,758,808 shares remained available for issuance.

Eligible employees can contribute up to 15% of their gross base earnings for purchases under the ESPP through regular payroll deductions, limited to $25,000 worth of the Company’s shares of common stock for each calendar year in which the purchase right is outstanding. The Company currently holds offerings consisting of six-month periods commencing on January 1st and July 1st of each calendar year, with a single purchase date at the end of the purchase period on June 30th and December 31st of each calendar year.

During the years ended December 31, 2023 and 2022, the Company issued 73,442 and 38,968 shares, respectively, upon exercise of purchase rights. The Company recognizes compensation expense on a straight-line basis over the service period. During the years ended December 31, 2023 and 2022, the Company recognized $322 and $213 of compensation expense, respectively, related to the ESPP. There were no shares issued and no compensation expense was recognized related to the ESPP during 2021.

Below are the assumptions used for the years ended December 31, 2023 and 2022 in determining the fair value of shares under the ESPP.

	Year Ended December 31,
	2023	2022
Expected volatility	54.64%	70.27%
Expected dividends	—	—
Expected term (in years)	0.50	0.50
Discount rate	15.00%	15.00%
Risk-free rate	5.26%	2.79%

2021 Incentive Award Plan

The 2021 Plan authorized the Company to issue an initial aggregate maximum number of shares of common stock equal to (i) 7,641,979 shares plus (ii) a number of shares that are available for issuance under the 2011 Plan plus (iii) any shares that are subject to 2011 Plan that become available for issuance (via expiration, forfeitures, etc.) plus (iv) an increase commencing on January 1, 2022, and continuing annually on the anniversary thereof through January 1, 2031, equal to the lesser of (a) 5% of the shares of all classes of the Company’s common stock outstanding on the last day of the immediately preceding calendar year or (b) such smaller number of shares as determined by the Company’s Board or the committee. As of December 31, 2023, the Company had reserved 13,510,971 shares of common stock for future grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Stock Options

The following table summarizes the Company’s stock option plan and the activity for the year ended December 31, 2023.

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding, December 31, 2022	6,538,536	$10.02	7.36
Granted	225,000	18.33
Exercised or released	(458,005)	6.56
Forfeited or expired	(361,633)	15.29
Outstanding, December 31, 2023	5,943,898	$10.28	6.53
Exercisable, December 31, 2023	4,292,558	$8.51	6.02
Vested and expected to vest at December 31, 2023	5,938,438	$10.27	6.53

There were 225,000, 359,054 and 3,467,069 options granted during the years ended December 31, 2023, 2022 and 2021, at a weighted average strike price of $18.33, $16.08 and $14.63, respectively.

The Company received cash in the amount of $2,406, $5,271 and $445 from the exercise of stock options for the years ended December 31, 2023, 2022 and 2021, respectively. The tax benefit from equity options exercised were $560, $1,223 and $93 for the years ended December 31, 2023, 2022 and 2021, respectively.

The aggregate intrinsic value of options outstanding at December 31, 2023, is $22,900. The aggregate intrinsic value of vested and exercisable options at December 31, 2023 is $21,530. The aggregate intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 is $4,742, $18,764 and $3,743, respectively.

As of December 31, 2023, there was approximately $5,634 total unrecognized compensation cost related to non-vested stock option compensation arrangements, which is expected to be recognized over a weighted average period of 1.78 years.

Below are the assumptions used for the years ended December 31, 2023, 2022 and 2021 in determining the fair value of each option award:

	Year Ended December 31,
	2023	2022	2021
Expected volatility	66.20%	55% - 70%	52% - 55%
Expected dividends	—	—	—
Expected term (in years)	6.25	6.00	5.75 - 6.25
Risk-free rate	4.11%	1.69 - 2.79%	0.47% - 1.20%

Restricted Stock Units

RSUs granted under the 2021 Plan have a ten-year contractual term and typically vest over a three or four-year period, contingent upon continued service with the Company. The following table summarizes the Company's restricted stock units' activity for the years ended December 31, 2023.

	Year Ended December 31,
	2023
	Restricted Stock Units	Weighted-Average Fair Value
Outstanding, beginning of period	964,054	$17.74
Granted	776,359	16.56
Vested	(273,618)	17.65
Forfeited or expired	(149,393)	17.81
Outstanding, end of period	1,317,402	$17.06
Vested and expected to vest at end of period	1,305,827	$17.05

During the years ended December 31, 2023, 2022 and 2021, the Company granted 776,359, 929,090 and 79,886 RSU's, respectively. The grant date fair value for RSUs is the thirty-day trailing average market price of the common stock on the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

As of December 31, 2023, there was approximately $18,689 total unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted average period of 2.88 years.

Stock-Based Compensation Expense

Stock-based compensation expenses are recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss. During the years ended December 31, 2023, 2022 and 2021, the Company recognized $5,542, $8,500, and $4,863 respectively, of compensation expense related to stock options. During the years ended December 31, 2023, 2022 and 2021, the Company recognized $6,822, $1,865 and $85, respectively, of compensation expense related to RSUs.

NOTE 12. EMPLOYEE BENEFIT PLAN

The Company sponsors a defined contribution plan for eligible employees who are 21 years of age with three months of service can voluntarily contribute up to 100% of their eligible compensation. The Company has elected a Safe Harbor plan in which the Company must contribute 3% of eligible compensation. In addition, the Company may make discretionary contributions which are determined and authorized by the Board of Directors each plan year. The Company made contributions to its employee benefit plan of $1,190, $992 and $633 for the years ended December 31, 2023, 2022 and 2021, respectively.

NOTE 13. INCOME TAXES

Total provision (benefit) for income taxes for the years ended December 31, 2023, 2022 and 2021:

	December 31,
	2023	2022	2021
(Loss) income before taxes
Domestic	$(46,650)	$(65,749)	$(17,030)
Foreign	(978)	(1,641)	4,050
Total loss before taxes	(47,628)	(67,390)	(12,980)
Current tax expense (benefit):
Federal	104	—	(165)
State	58	96	(36)
Foreign	731	315	744
Total current tax expense	893	411	543
Deferred tax expense (benefit):
Federal	(9,273)	(16,253)	(3,506)
State	(1,177)	(1,977)	(464)
Foreign	(1,099)	(909)	170
Change in valuation allowance	10,869	18,664	3,970
Total deferred tax (benefit) expense	(680)	(475)	170
Total tax (benefit) expense:
Federal	(9,169)	(16,253)	(3,671)
State	(1,119)	(1,881)	(500)
Foreign	(368)	(594)	914
Change in valuation allowance	10,869	18,664	3,970
Total income tax expense (benefit)	$213	$(64)	$713

The Company had an effective tax rate of (0.45)% and 0.09% for the years ended December 31, 2023 and 2022, respectively. Significant items that are impacting the rate include valuation allowance applied against domestic and certain foreign deferred tax assets (“DTA”), state taxes, permanent book tax difference for foreign sourced income and stock compensation, R&D Credit and FIN 48.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

A reconciliation of the provision for income taxes at the federal statutory rate compared to the effective tax rate for the years ended December 31, 2023, 2022 and 2021 is:

	2023	2022	2021
Statutory U.S. federal tax rate	$(10,002)	$(14,152)	$(2,726)
State taxes net of federal benefit	(1,132)	(1,901)	(492)
Non-U.S. earnings taxed at rates different than the U.S. statutory rate	5	(80)	(150)
Foreign source earnings, net of associated foreign tax credits	628	486	601
Benefit of tax credits	(501)	(458)	(1,569)
Stock based compensation	27	(2,852)	(212)
Change in valuation allowance	10,869	18,664	3,970
Change in unrecognized tax benefits	175	92	710
Other	144	137	581
Total provision (benefit) for income taxes	$213	$(64)	$713

As of December 31, 2023, our foreign operations held cash totaling $10,293. We have not provided for a U.S. deferred tax liability or foreign withholding tax on the undistributed earnings from our non-U.S. subsidiaries that are considered to be indefinitely reinvested. If such earnings were to be distributed, any U.S. deferred tax liability or foreign withholding tax would not be significant.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and applicable foreign jurisdictions and is no longer subject to U.S. federal or state tax examinations for the years prior to 2020. The 2018 year is open in a limited scope as a result of the 2020 NOL carryback. The open years subject to examinations in the foreign jurisdictions are 2018 through 2023.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes as of December 31, 2023 and 2022 were:

	December 31,
	2023	2022
Deferred tax assets:
Receivable allowances	$253	$356
Accrued expenses	1,262	5,351
S263A capitalizable costs	3,045	461
Inventory reserves	3,611	3,436
Research and development credits	3,974	3,615
Net operating losses	24,208	13,584
Interest expense	2,407	1,218
Stock-based compensation	4,496	3,324
Lease liability	356	384
R&D IRC 174(b) capitalized costs	5,161	3,433
Other	764	650
Total deferred tax assets	49,537	35,812
Valuation allowance	(39,802)	(28,933)
Net deferred tax assets	9,735	6,879
Deferred tax liabilities:
Property and equipment	(6,807)	(5,391)
Section 481 adjustment	(821)	—
Patents and trademarks	(1,343)	(1,304)
Right of use asset	(292)	(378)
Total deferred tax liabilities	(9,263)	(7,073)
Total net deferred tax asset (liability)	$472	$(194)

A valuation allowance is established when it is “more likely than not” that all, or a portion, of net deferred tax assets will not be realized. As a result, the Company has concluded based on all available evidence and determined that valuation allowances of $39,802 in the U.S, Germany, Finland and Italy entities and $28,933 in the U.S, Germany and Italy should be provided for certain deferred tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

assets at December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022 the Company had U.S federal net operating loss carryforwards of $93,341 and $52,349 respectively which have an indefinite carryforward period and $52,362 of combined U.S state net operating loss carryforwards in various states that will begin to expire in 2033. Additionally, the Company has foreign net operating loss carryforwards of $10,368 that will begin to expire in 2034.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2023	2022
Gross unrecognized tax benefits - beginning of period	$1,431	$1,337
Increases related to current year tax positions	92	92
Increases related to prior year tax positions	—	2
Gross unrecognized tax benefits - end of period	$1,523	$1,431

The unrecognized tax benefits of $1,523, if recognized, will impact the Company’s effective tax rate. In accordance with the Company's accounting policy, accrued interest and penalties are recognized related to unrecognized tax benefits as a component of tax expense. As of December 31, 2023, the Company recorded $106 of interest or penalties associated with unrecognized tax benefits. The Company expects the total amount of tax contingencies will not decrease in 2024 based on statute of limitation expiration.

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

The Company leases certain office space and equipment under operating leases. The Company adopted ASC 842 as of January 1, 2022, and as of December 31, 2022, recorded a lease liability of $1,821 and corresponding right-of-use asset of $1,795 on its Consolidated Balance Sheet. The lease liability of $1,821 consisted of $447 of short-term lease liabilities and $1,374 of long-term lease liabilities, included in Other current liabilities and Other long-term liabilities, respectively.

As of December 31, 2023, right-of-use assets of $1,533 are included in Other assets and operating lease liabilities are included within the current and long-term portions of other liabilities of $543 and $1,048, respectively on the Consolidated Balance Sheet. During the years ended December 31, 2023 and 2022, the Company recorded lease expense of $574 and $408, respectively, as a component of Operating income (expense) in the Consolidated Statement of Operations and Comprehensive Loss Income.

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

Disclosures Related to Periods Prior to Adoption of ASC 842

Rent expense under operating leases totaled $1,369 for the year ended December 31, 2021, and is included in Selling, general, and administrative expense in the Consolidated Statements of Operations and Comprehensive Loss. In January 2022, the Company purchased its corporate headquarters which was previously leased through 2029. Lease expense for the years ended December 31, 2023 and 2022 do not include expense associated with this lease while rent expense for the year ended December 31, 2021, does.

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

On November 28, 2022, the Company entered into a settlement agreement with Stryker Corp. to settle two complaints filed against the Company and any Company counter claims for a total amount of $26,000 paid by the Company to Stryker Corp (the “Settlement Amount”). In addition, the Company incurred $1,000 in legal fees associated with the settlement. The Settlement Amount was scheduled to be paid by the Company in three separate installments consisting of: (i) $5,000 on or by December 16, 2022, (ii) $8,000 at any time between January 1, 2023, and January 16, 2023, and (iii) $13,000 at any time between April 1, 2023, and April 17, 2023. The Company remitted all three payments in accordance with the installment schedule.

The settlement agreement did not impact the Company’s ability to continue operating its business and did not require any changes to the Company’s existing product lines. The Settlement Amount was the only consideration paid, and the Company is not required to make any future payments to Stryker Corp. The Company entered into the settlement agreement solely to eliminate the burden, expense, distraction, and uncertainties of litigation. The settlement agreement is not, and shall not be construed as, an admission of liability or that the Company engaged in any wrongful, tortious, or unlawful activity.

As of December 31 2023, the Company is not involved in any legal proceedings that could have a material adverse effect on its consolidated financial position.

NOTE 15. RELATED PARTY TRANSACTIONS

The Company has a license agreement dated July 1, 2017, for certain intellectual property with an entity that is affiliated with one of the directors of the Company, under which the Company pays a royalty of four percent (4%) of net revenue related to the licensed intellectual property for the 15 years following the date of first sale, including a minimum annual payment of $250. The term of the agreement is 20 years, and automatically renews for five-year periods thereafter. Payments to the entity under this license agreement totaled $269, $249 and $87 for the years ended December 31, 2023, 2022 and 2021, respectively. Amounts payable to this entity as of December 31, 2023 and 2022 were $ 155 and $164, respectively.

The Company paid professional services fees to a related party totaling $327, $405 and $542 for the years ended December 31, 2023, 2022 and 2021, respectively, and are included in Selling, general, and administrative expense in the Consolidated Statements of Operations and Comprehensive Loss. Amounts payable as of December 31, 2023 and 2022 to this related party were $16 and $0, respectively.

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

Product sales attributed to a country or region includes product sales to hospitals, physicians and distributors. No individual customer accounted for more than 10% of total product sales for any of the periods presented. No customer accounted for more than 10% of consolidated accounts receivable as of December 31, 2023 and 2022.

The following table represents total net revenue by geographic area, based on the location of the customer for the years ended December 31, 2023, 2022 and 2021, respectively.

	Year Ended December 31,
	2023	2022	2021
United States	$183,505	$158,105	$130,112
International	32,884	23,278	17,352
Total net revenue	$216,389	$181,383	$147,464

No individual country with net revenue originating outside of the United States accounted for more than 10% of consolidated net revenue for the years ended December 31, 2023, 2022 and 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The following table represents total non-current assets, excluding deferred taxes, by geographic area for the years ended December 31, 2023 and 2022, respectively.

	December 31, 2023	December 31, 2022
United States	$89,531	$79,458
Finland	25,032	25,581
Other International	9,617	6,546
Total assets	$124,179	$111,585

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Remediation of Prior Indication of Material Weaknesses in Internal Control over Financial Reporting

In connection with the preparation of our financial statements for the quarter ended September 30, 2023, management identified an indication of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The indication of material weakness identified related to the identification of an interest rate swap agreement associated with our Zions Facility, entered into during the quarter ended March 31, 2022, that had not been appropriately evaluated for accounting and disclosure considerations. This indication of material weakness did not result in a material misstatement of our prior period consolidated annual or interim financial statements. We determined that amending previously filed reports to correct the immaterial error was not required. However, the indication of material weakness could have resulted in material misstatements that may not have been prevented or detected. During the quarter ended December 31, 2023, management took steps to remediate the indication of material weakness by:

•
hiring additional legal personnel with significant knowledge and experience with contracts;
•
enhancing existing controls; and
•
designing and maintaining formal processes and controls to analyze, account for and disclose contracts.

Management has determined that the Company's controls were designed and have operated effectively for a sufficient period of time and concluded that the indication of material weakness has been remediated as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

(3)
Exhibits required by Item 601 of Regulation S-K

The following exhibits are included within or incorporated herein by reference:

Yes

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit	Date Filed	File Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Paragon 28, Inc.	8-K	3.1	10/19/2021	001-40902
3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Paragon 28, Inc.	8-K	3.1.1	5/19/2023	001-40902
3.2	Second Amended and Restated Bylaws	8-K	3.2	5/19/2023	001-40902
4.1	Form of Common Stock Certificate	S-1/A	4.2	10/8/2021	333-259789
4.2	Amended and Restated Investors’ Rights Agreement, dated as of July 28, 2020, by and between Paragon 28, Inc. and the investors party thereto	S-1	4.3	9/24/2021	333-259789
4.3	Description of Paragon 28, Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.					X
10.1+	2021 Incentive Plan of Paragon 28, Inc.	S-8	99.2(a)	10/20/2021	333-260367
10.2+	Omnibus Stock Option and Award Plan	S-1	10.4	9/24/2021	333-259789
10.2(a)+	Form of Award Agreement pursuant to Omnibus Stock Option and Award Plan	S-1	10.4(a)	9/24/2021	333-259789
10.3	Form of Indemnification Agreement	S-1/A	10.5	10/12/2021	333-259789
10.4+	Form of Non-Employee Director Compensation Policy	S-1/A	10.9	10/8/2021	333-259789
10.5(a)+	Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Incentive Award Plan	S-1/A	10.10(a)	10/8/2021	333-259789
10.5(b)+	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Incentive Award Plan	S-1/A	10.10(b)	10/8/2021	333-259789
10.6+	Employment Agreement, effective as of October 8, 2021, by and between Paragon 28, Inc. and Albert DaCosta	S-1	10.12	10/8/2021	333-259789
10.7+	Employment Agreement, effective as of October 8, 2021, by and between Paragon 28, Inc. and Stephen M. Deitsch	S-1	10.13	10/8/2021	333-259789
10.8+	Employment Agreement, effective as of October 8, 2021, by and between Paragon 28, Inc. and Matthew Jarboe	S-1	10.14	10/8/2021	333-259789
10.9+	2021 Employee Stock Purchase Plan	S-8	99.3	10/20/2021	333-260367
10.10	Contract to Buy and Sell Real Estate	10-K	10.16	3/8/2022	001-40902
10.11	Business Loan Agreement, effective as of March 24, 2022, by and between Zions Bancorporation, N.A., d/b/a Vectra Bank Colorado, and Paragon 28, Inc.	10-Q	10.1	5/9/2022	001-40902
10.12	First Amendment to Business Loan Agreement, effective as of November 10, 2022, by and between Zions Bancorporation, N.A. dba Vectra Bank Colorado and Paragon 28, Inc.	10-Q	10.3	11/10/2022	001-40902

10.13	Second Amendment to Business Loan Agreement, effective as of November 2, 2023, by and between Paragon 28, Inc. and Zions Bancorporation, N.A. DBA Vectra Bank Colorado.	8-K	10.2	11/07/2023	001-40902
10.14^	Credit Agreement, dated as of November 2, 2023, among the Company, as a borrower, Paragon Advanced Technologies, Inc., as a borrower, the lenders party thereto, Ares Capital Corporation, as administrative agent and as collateral agent, and ACF FINCO I LP, as revolving agent.	8-K	10.1	11/07/2023	001-40902
10.15+	Employment Agreement, effective as of July 27, 2023, by and between Paragon 28, Inc. and Robert McCormack	10-Q	10.1	11/8/2023	001-40902
21.1	List of Subsidiaries.					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included in the signature page to this Form 10-K)					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Paragon 28, Inc. Policy for Recovery of Erroneously Awarded Compensation					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

PARAGON 28, INC.

Date: February 29, 2024	By:	/s/ Albert DaCosta
	Name:	Albert DaCosta
	Title:	Chief Executive Officer

PARAGON 28, INC.

Date: February 29, 2024	By:	/s/ Stephen M. Deitsch
	Name:	Stephen M. Deitsch
	Title:	Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Albert DaCosta, Stephen M. Deitsch, and Robert McCormack attorneys-in-fact, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10 K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Albert DaCosta	Chairman and Chief Executive Officer	February 29, 2024
Albert DaCosta	(Principal Executive Officer)

/s/ Stephen M. Deitsch	Chief Financial Officer	February 29, 2024
Stephen M. Deitsch	(Principal Financial Officer)

/s/ Erik Mickelson	Chief Accounting Officer and Controller	February 29, 2024
Erik Mickelson	(Principal Accounting Officer)

/s/ Thomas Schnettler	Director	February 29, 2024
Thomas Schnettler

/s/ Quentin Blackford	Director	February 29, 2024
Quentin Blackford

/s/ Alfred Grunwald	Director	February 29, 2024
Alfred Grunwald

/s/ B. Kristine Johnson	Director	February 29, 2024
B. Kristine Johnson

/s/ Stephen Oesterle	Director	February 29, 2024
Stephen Oesterle

/s/ Meghan Scanlon	Director	February 29, 2024
Meghan Scanlon

/s/ Kristina Wright	Director	February 29, 2024
Kristina Wright