Form 10-Q
period 2024-03-31
Paragon 28, Inc.
filed 2024-05-08
CIK 1531978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 3, 2024, there were 82,951,360 shares of the registrant's common stock, $0.01 par value per share, outstanding.

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

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$58,222	$75,639
Trade receivables, net of allowance for doubtful accounts of $1,701 and $1,339, respectively	40,262	37,323
Inventories, net	104,298	98,062
Income taxes receivable	597	794
Other current assets	4,013	3,997
Total current assets	207,392	215,815

Property and equipment, net	75,701	74,122
Intangible assets, net	21,458	21,674
Goodwill	25,465	25,465
Deferred income taxes	678	705
Other assets	3,900	2,918
Total assets	$334,594	$340,699

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$29,224	$21,696
Accrued expenses	26,823	27,781
Other current liabilities	909	883
Current maturities of long-term debt	640	640
Income taxes payable	450	243
Total current liabilities	58,046	51,243

Long-term liabilities:
Long-term debt net, less current maturities	109,847	109,799
Other long-term liabilities	1,356	1,048
Deferred income taxes	231	233
Income taxes payable	638	635
Total liabilities	170,118	162,958

Commitments and contingencies (Note 10)

Stockholders' equity:
Common stock, $0.01 par value, 300,000,000 shares authorized; 83,858,930 and 83,738,974 shares issued, and 82,945,411 and 82,825,455 shares outstanding as of March 31, 2024 and December 31, 2023, respectively	828	827
Additional paid in capital	301,459	298,394
Accumulated deficit	(130,864)	(115,630)
Accumulated other comprehensive loss	(965)	132
Treasury stock, at cost; 913,519 shares as of March 31, 2024 and December 31, 2023	(5,982)	(5,982)
Total stockholders' equity	164,476	177,741
Total liabilities & stockholders' equity	$334,594	$340,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Net revenue	$61,082	$52,036
Cost of goods sold	12,186	8,906
Gross profit	48,896	43,130

Operating expenses:
Research and development costs	7,584	7,049
Selling, general, and administrative	54,215	43,820
Total operating expenses	61,799	50,869
Operating loss	(12,903)	(7,739)

Other income (expense):
Other income (expense), net	515	(179)
Interest expense, net	(2,622)	(1,205)
Total other expense, net	(2,107)	(1,384)
Loss before income taxes	(15,010)	(9,123)
Income tax expense (benefit)	224	(71)
Net loss	$(15,234)	$(9,052)
Foreign currency translation adjustment	(1,097)	(99)
Comprehensive loss	$(16,331)	$(9,151)
Weighted average number of shares of common stock outstanding:
Basic	82,854,334	80,681,715
Diluted	82,854,334	80,681,715
Net loss per share attributable to common stockholders:
Basic	$(0.18)	$(0.11)
Diluted	$(0.18)	$(0.11)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for number of shares)

(unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Accumulated	Comprehensive	Treasury	Stockholders'
For the Three Months Ended March 31, 2024	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance, December 31, 2023	82,825,455	$827	$298,394	$(115,630)	$132	$(5,982)	$177,741
Net Loss	—	—	—	(15,234)	—	—	(15,234)
Options exercised	48,750	—	298	—	—	—	298
Restricted stock vested	71,206	1	(401)	—	—	—	(400)
Foreign currency translation	—	—	—	—	(1,097)	—	(1,097)
Employee stock purchase plan	—	—	80	—	—	—	80
Stock-based compensation	—	—	3,088	—	—	—	3,088
Balance March 31, 2024	82,945,411	$828	$301,459	$(130,864)	$(965)	$(5,982)	$164,476

					Accumulated
					Other		Total
	Common Stock		Additional	Accumulated	Comprehensive	Treasury	Stockholders'
For the Three Months Ended March 31, 2023	Shares	Amount	Paid-in-Capital	Deficit	Loss	Stock	Equity
Balance December 31, 2022	77,770,588	$776	$213,956	$(67,789)	$(33)	$(5,982)	$140,928
Net loss	—	—	—	(9,052)	—	—	(9,052)
Issuance of common stock, net of issuance costs of $831	4,312,500	43	68,406	—	—	—	68,449
Options exercised	223,785	2	1,620	—	—	—	1,622
Foreign currency translation	—	—	—	—	(99)	—	(99)
Employee stock purchase plan	—	—	122	—	—	—	122
Stock-based compensation	—	—	3,182	—	—	—	3,182
Balance, March 31, 2023	82,306,873	$821	$287,286	$(76,841)	$(132)	$(5,982)	$205,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(15,234)	$(9,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,258	3,117
Provision for excess and obsolete inventories	471	293
Stock-based compensation	3,088	3,182
Change in fair value	(519)	80
Other	(785)	100
Changes in other assets and liabilities, net of acquisitions:
Accounts receivable	(3,099)	441
Inventories	(7,044)	(8,435)
Accounts payable	7,441	5,592
Accrued expenses	194	(877)
Accrued legal settlement	—	(9,000)
Income tax receivable/payable	398	132
Other assets and liabilities	(162)	367
Net cash used in operating activities	(10,993)	(14,060)

Cash flows from investing activities
Purchases of property and equipment	(5,817)	(7,521)
Proceeds from sale of property and equipment	292	223
Purchases of intangible assets	(253)	(254)
Net cash used in investing activities	(5,778)	(7,552)

Cash flows from financing activities
Payments on long-term debt	(160)	(197)
Payments of debt issuance costs	—	(7)
Proceeds from issuance of common stock, net of issuance costs	—	68,449
Options exercised	298	1,622
RSU vesting, taxes paid	(400)	—
Payments on earnout liability	(1,000)	(500)
Net cash (used in) provided by financing activities	(1,262)	69,367

Effect of exchange rate changes on cash	616	(340)
Net (decrease) increase in cash	(17,417)	47,415
Cash at beginning of period	75,639	38,468
Cash at end of period	$58,222	$85,883

Supplemental disclosures of cash flow information:
Cash paid for income taxes	—	—
Cash paid for interest	2,264	601
Purchase of property and equipment included in accounts payable	4,952	4,026

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

Basis of Presentation and Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of Paragon 28, Inc. and its subsidiaries, all of which are wholly-owned. The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information required by U.S. GAAP for complete financial statements. The interim Condensed Consolidated Financial Statements reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair representation of the results for the periods presented and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2023, which include a complete set of footnote disclosures, including our significant accounting policies. The audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2023, are included in the Company’s Annual filing on Form 10-K filed with the SEC on February 29, 2024. The results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period. All intercompany balances and transactions have been eliminated in consolidation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Any changes in these estimates will be reflected in the Company’s Condensed Consolidated Financial Statements. Significant items subject to such estimates and assumptions include the determination of the collectability of trade receivables, inventory obsolescence, impairment of long-lived assets, recoverability of goodwill and intangible assets, contingent earn-out liabilities, income taxes and stock-based compensation. During the three months ended March 31, 2024, the Company revised the inputs used in estimating the reserve on obsolete and slow-moving inventory to include forecasted sales, in addition to current inventory levels and historical sales. The effect of this change in estimate was a decrease of $1,836 to the Company's reserve for obsolete and slow-moving inventory.

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

Significant Accounting Policies

There have been no changes in the Company's significant accounting policies as disclosed in Note 2 to our audited Consolidated Financial Statements included in our 2023 Annual Report on Form 10-K.

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which provides amendments to improve reportable segment disclosures requirements. The amendments in ASU 2023-07 are effective for fiscal years beginning after

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

December 15, 2023, with early adoption permitted. The Company adopted ASU 2023-07 effective January 1, 2024. The adoption of this guidance did not have a significant impact on the Company's related disclosures.

Recently Issued Accounting Pronouncements

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative. The amendments in ASU 2023-06 modify the disclosure or presentation requirements of a variety of Topics in the Codification. Certain of the amendments represent clarifications to or technical corrections of the current requirements. ASU 2023-06 is applicable to all entities subject to the SEC's existing disclosure requirements. The effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company is currently evaluating the amendments in ASU 2023-06 and does not expect the adoption to have a significant impact on the Company's Consolidated Financial Statements and related disclosures.

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

NOTE 3. INTANGIBLE ASSETS

Intangibles

Intangible assets as of March 31, 2024 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and tradenames, indefinite-lived	$987	$—	$987
Patents, definite-lived	8,153	2,720	5,433
Customer relationships	1,733	639	1,094
Developed technology	17,690	3,748	13,942
Other intangibles	30	28	2
Total intangible assets, net	$28,593	$7,135	$21,458

Intangible assets as of December 31, 2023, were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and tradenames, indefinite-lived	$987	$—	$987
Patents, definite-lived	7,900	2,649	5,251
Customer relationships	1,733	567	1,165
Developed technology	17,690	3,424	14,267
Other intangibles	30	26	4
Total intangible assets, net	$28,340	$6,666	$21,674

Amortization expense is included in Selling, general, and administrative expenses and was $470 and $503 for the three months ended March 31, 2024 and 2023, respectively.

Expected future amortization expense is as follows:

2024 (Remaining)	$1,475
2025	1,943
2026	1,943
2027	1,942
2028	1,943
Thereafter	12,212
Total future amortization expense	$21,458

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

No impairment charges related to intangibles and goodwill were recorded for the three months ended March 31, 2024 and 2023.

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Level 3 - Unobservable inputs which are supported by little or no market activity.

The Company's significant financial assets and liabilities measured at fair value as of March 31, 2024, were as follows:

	Level 1	Level 2	Level 3	Total
Financial Assets:
Interest rate swap	$—	1,509	—	$1,509
Financial Liabilities:
Contingent consideration	$—	—	340	$340

The Company’s Level 2 asset pertains to an interest rate swap associated with the Company's Zions Facility, used to manage interest rate risk related to variable rate borrowings and manage exposure to the variability of cash flows. The interest rate swap is not designated for hedge accounting and is measured utilizing inputs observable in active markets. For the three months ended March 31, 2024, we reassessed the fair value of our swap which resulted in an increase of $519. The swap asset is recorded in Other assets on the Condensed Consolidated Balance Sheet and the change in fair value is recorded in Other income (expense) within the Condensed Consolidated Statement of Operations and Comprehensive Loss.

As of March 31, 2024, the Company's Level 3 contingent earn-out liability of $340 is included in Other-current liabilities on the Condensed Consolidated Balance Sheet. The Company's Level 3 liability is related to the remaining two milestones associated with the Additive Orthopaedics acquisition.

As of December 31, 2023, one project milestone associated with the Disior acquisition and one project milestone associated with the Additive Orthopaedics acquisition was included in Accrued expenses on the Consolidated Balance Sheet totaling $2,000. During the three months ended March 31, 2024, $1,000 was paid in cash related to the Additive Orthopaedics milestone. As of March 31, 2024, the remaining $1,000 related to the Disior acquisition was included in Accrued expenses on the Condensed Consolidated Balance Sheet. For additional information on the Disior and Additive Orthopaedics acquisitions refer to Note 3 to our Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

NOTE 5. DEBT

Long-term debt as of March 31, 2024 and December 31, 2023 consists of the following:

	March 31, 2024	December 31, 2023
Ares Revolving Loan	$25,000	$25,000
Ares Term Loan	75,000	75,000
Zions Term Loan	14,773	14,933
	114,773	114,933
Less: deferred issuance costs	(4,286)	(4,494)
Total debt, net of issuance costs	110,487	110,439
Less: current portion	(640)	(640)
Long-term debt, net, less current maturities	$109,847	$109,799

Ares Credit Agreement

On November 2, 2023, the Company entered into a new credit agreement with Ares Capital Corporation to provide a total of $150,000, inclusive of a revolving credit facility of up to $50,000 (the “Ares Revolving Loan”) and a term loan facility of up to $100,000 (the “Ares Term Loan”). The obligations under the Ares Credit Agreement are guaranteed by each of the Borrowers’ current and future domestic subsidiaries and secured by liens on substantially all of the Borrowers’ and guarantors’ present and after-acquired assets, in

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

each case, subject to certain customary exceptions. In connection with the closing of the Ares Credit Agreement, the Company drew down $25,000 and $75,000 on the Ares Revolving Loan and Ares Term Loan, respectively. The Ares Revolving Loan and Ares Term Loan bear interest at variable rates of Term SOFR plus 4% and Term SOFR plus 6.75%, respectively, subject in the case of the Ares Term Loan to certain step-downs and adjustments as set forth in the Ares Credit Agreement, and mature on the earlier of (i) November 2, 2028, and (ii) with respect to the Ares Revolving Loan, 6 months prior to the maturity date of any other indebtedness in a principal or stated amount in excess of $12,500. The Ares Credit Agreement contains a financial covenant requiring the Company to maintain certain minimum revenue levels. As of March 31, 2024, the Company was in compliance with all financial covenants under the Ares Credit Agreement. Total debt issuance costs associated with the Ares Credit Agreement were $4,071 as of March 31, 2024. Amortization expense associated with such debt issuance costs totaled $204 and $0 for the three months ended March 31, 2024 and 2023, respectively and is included in Interest expense on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

Effective as of November 2, 2023, the Company entered into the Second Amendment to the Zions Facility (the "Second Amendment"). The Second Amendment replaces references to MidCap Financial Trust and MidCap Credit Agreements with references to Ares and the Ares Credit Agreement. As of March 31, 2024, the Company was in compliance with all financial covenants under the Second Amendment. Total debt issuance costs associated with the Zions Facility were $215 as of March 31, 2024. Amortization expense associated with such debt issuance costs was $4 during each of the three months ended March 31, 2024 and 2023, and is included in Interest expense on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

NOTE 6. STOCKHOLDERS’ EQUITY

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

Treasury Stock

The Company did not purchase any of its common stock during the three months ended March 31, 2024 and 2023. All previously repurchased shares were recorded in Treasury stock at cost.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

NOTE 7. LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common stockholders (the numerator) by the weighted average number of common stock outstanding for the period (the denominator). Diluted net income per share of common stock attributable to common stockholders is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period adjusted for the dilutive effects of common stock equivalents using the treasury stock method or the method based on the nature of such securities. In periods when losses from operations are reported, the weighted-average number of shares of common stock outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. The computation of net loss per share for the three months ended March 31, 2024 and 2023, respectively was as follows:

	Three Months Ended March 31,
	2024	2023
Net loss	$(15,234)	$(9,052)

Weighted-average common stock outstanding:
Basic	82,854,334	80,681,715
Diluted	82,854,334	80,681,715

Loss per share:
Basic	$(0.18)	$(0.11)
Diluted	$(0.18)	$(0.11)

The following outstanding potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their impact would have been antidilutive for the period presented:

	As of March 31,
	2024	2023
Stock options	5,794,718	6,523,783
Restricted stock units	2,758,656	1,420,135

NOTE 8. STOCK-BASED COMPENSATION

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“ESPP”) provides participating employees with the opportunity to purchase the Company’s common stock at 85% of the market price at the lesser of the date the purchase right is granted or exercisable. Eligible employees can contribute up to 15% of their gross base earnings for purchases under the ESPP through regular payroll deductions, limited to $25 thousand worth of the Company’s shares of common stock for each calendar year in which the purchase right is outstanding. The Company currently holds offerings consisting of six-month periods commencing on January 1st and July 1st of each calendar year, with a single purchase date at the end of the purchase period on June 30th and December 31st of each calendar year.

The Company did not issue any shares upon exercise of purchase rights during the three months ended March 31, 2024 and 2023. The Company recognizes compensation expense on a straight-line basis over the service period. During the three months ended March 31, 2024 and 2023, the Company recognized $80 and $122, respectively, of compensation expense related to the ESPP. Stock-based compensation expenses are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Stock Options

The following summarizes the Company’s stock option plan and the activity for the three months ended March 31, 2024.

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding, December 31, 2023	5,943,898	$10.28	6.53
Granted	—	—
Exercised or released	(48,750)	6.11
Forfeited or expired	(100,430)	13.79
Outstanding, March 31, 2024	5,794,718	$10.25	6.34
Exercisable, March 31, 2024	4,461,561	$8.79	5.96
Vested and expected to vest at March 31, 2024	5,790,110	$10.25	6.34

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

During the three months ended March 31, 2024 and 2023, the Company recognized $935 and $1,756, respectively, of compensation expense related to stock options. Stock-based compensation expenses are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Restricted Stock Units

The following table summarizes the Company's restricted stock units activity for the three months ended March 31, 2024:

	Restricted Stock Units	Weighted-Average Fair Value
Outstanding, December 31, 2023	1,317,402	$17.06
Granted	1,315,860	12.94
Vested	(106,564)	17.87
Forfeited or expired	(9,923)	16.08
Outstanding, March 31, 2024	2,516,775	$14.87
Vested and expected to vest at March 31, 2024	2,414,023	$14.94

During the three months ended March 31, 2024 and 2023, the Company recognized $2,153 and $1,426, respectively, of compensation expense related to RSUs. Stock-based compensation expenses are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Performance Share Units

On March 8, 2024, the Company granted 241,881 performance shares to certain executives which will vest based on the Company's achievement level relative to Adjusted Free Cash Flow for the trailing twelve months ending December 31, 2026. Adjusted Free Cash Flow is defined as Total Operating Cash Flow plus Investing Cash Flow adjusted for certain nonrecurring items. Upon achievement of the minimum threshold performance metric, the grantee may earn a pro rata portion of their respective target shares and up to 200% of their target shares upon maximum achievement.

The performance shares based on Adjusted Free Cash Flow for the trailing twelve months ending December 31, 2026, have a performance condition. The probability of achieving the performance condition is assessed at each reporting period. If it is deemed probable that the performance condition will be met, compensation cost will be recognized based on the closing price per share of the Company's common stock on the date of the grant multiplied by the number of awards expected to be earned. If it is deemed that it is not probable that the performance condition will be met, the Company will discontinue the recognition of compensation cost and any compensation cost previously recorded will be reversed. At March 31, 2024, achievement of the performance condition for the performance shares was deemed probable, and the expense recorded in the current period was immaterial.

NOTE 9. INCOME TAXES

The effective tax rates for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
	2024	2023
Effective tax rate	(1.492%)	0.778%

For the three months ended March 31, 2024 and 2023, the Company recorded income tax expense of $224 and income tax benefit of $71, respectively.

The Company’s 2024 and 2023 income tax expense and rates differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily due to the U.S., Finland, Germany and Italy jurisdictions that have a full valuation allowance recorded on deferred tax assets. In addition, the tax rate is lower than the U.S. statutory federal tax rate as a result of foreign earnings that are taxed at lower tax rates.

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

NOTE 10. COMMITMENTS AND CONTINGENCIES

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

As of March 31 2024, the Company is not involved in any legal proceedings that could have a material adverse effect on its condensed consolidated financial position.

NOTE 11. RELATED PARTY TRANSACTIONS

The Company has a license agreement dated July 1, 2017 for certain intellectual property with an entity that is affiliated with one of the directors of the Company, under which the Company pays a royalty of four percent (4%) of net revenue related to the licensed intellectual property for the 15 years following the date of first sale, including a minimum annual payment of $250. The term of the agreement is 20 years and it automatically renews for five-year periods thereafter. Payments to the entity under this license agreement totaled $146 and $45 for the three months ended March 31, 2024 and 2023, respectively. Amounts payable to this entity as of March 31, 2024 and December 31, 2023 were $63 and $155, respectively.

NOTE 12. SEGMENT AND GEOGRAPHIC INFORMATION

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

The following table represents total net revenue by geographic area, based on the location of the customer for the three months ended March 31, 2024 and 2023, respectively.

	Three Months Ended March 31,
	2024	2023
United States	$51,051	$44,981
International	10,031	7,055
Total net revenue	$61,082	$52,036

No individual country with net revenue originating outside of the United States accounted for more than 10% of consolidated net revenue for three months ended March 31, 2024 and 2023.

The following table represents total non-current assets, excluding deferred taxes, by geographic area as of March 31, 2024 and December 31, 2023, respectively.

	March 31, 2024	December 31, 2023
United States	$92,221	$89,531
Finland	24,937	25,032
Other International	9,366	9,617
Total assets	$126,524	$124,179

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

Overview

We are a leading medical device company exclusively focused on the foot and ankle orthopedic market and are dedicated to improving patient lives. Our innovative orthopedic solutions, procedural approaches and instrumentation cover a wide range of foot and ankle ailments including fracture fixation, forefoot, ankle, flatfoot or progressive collapsing foot deformity (“PCFD”), charcot foot and orthobiologics. To treat these painful, debilitating or even life-threatening conditions, we provide a comprehensive portfolio of solutions that includes surgical implants and disposables, as well as surgical instrumentation. We design each of our products with both the patient and surgeon in mind, with the goal of improving outcomes, reducing ailment recurrence and complication rates, and making the procedures simpler, consistent and reproducible. We believe our passion, expertise, and exclusive focus in the foot and ankle market has allowed us to better understand the needs of our patients and physicians, which has enabled us to create innovations and enhanced solutions that disrupt and transform the foot and ankle market. As a result, we have experienced significant growth and momentum in our business.

During the first quarter of 2024, our sales increased as a result of new product launches in our charcot and flatfoot segments, higher surgical volume and sales force expansion. As a result, we achieved net revenue growth of 17% during the three months ended March 31, 2024, as compared to the corresponding prior year period.

Our gross profit margin was 80%, a decrease from the prior year period driven primarily by increased supplier costs, changes in product mix in the United States and increased revenue from International which has lower average selling prices.

Adjusted EBITDA was negative $5.5 million for the three months ended March 31, 2024, compared to negative $1.4 million for the three months ended March 31, 2023. The decrease in Adjusted EBITDA is primarily attributable to an increase in operating expenses, partially offset by an increase in gross profit.

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

Because of these and other limitations, you should consider our non-GAAP measures only as supplemental to other GAAP-based financial measures. For a full reconciliation of Adjusted EBITDA to the most comparable GAAP financial measure, see “Reconciliation Between GAAP and Non-GAAP Measure.

Reconciliation Between GAAP and Non-GAAP Measure

We define Adjusted EBITDA as earnings (loss) before interest expense, income tax expense (benefit), depreciation and amortization, stock-based compensation expense, employee stock purchase plan expense, non-recurring expenses and certain other non-cash expenses. For a full reconciliation of Adjusted EBITDA for the three months ended March 31, 2024 and 2023 to the most comparable GAAP financial measure, refer to the presentation below.

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net loss	$(15,234)	$(9,052)
Interest expense, net	2,622	1,205
Income tax expense (benefit)	224	(71)
Depreciation and amortization expense	4,258	3,117
Stock based compensation expense	3,088	3,182
Employee stock purchase plan expense	80	122
Change in fair value (1)	(519)	80
Adjusted EBITDA	$(5,481)	$(1,417)

(1) Represents non-cash change in the fair value of our interest rate swap contract for the three months ended March 31, 2024 and earnout liability for the three months ended March 31, 2023.

Components of Our Results of Operations

Net Revenue

We derive our revenue from the sale of our foot and ankle orthopedic solutions, primarily implants. We also record as revenue any amounts billed to customers for shipping costs and record as cost of goods sold the actual shipping costs. We have elected to exclude from the measurement of the transaction price all taxes, such as sales, use, value-added, assessed by government authorities and collected from a customer. Therefore, revenue is recognized net of such taxes. In addition, we record revenue net of estimated discounts and other price concessions. No single customer accounted for 10% or more of our net revenue in the three months ended March 31, 2024 and 2023. We expect our net revenue to increase in the foreseeable future as we expand our sales territories, add new customers and increase the utilization of our products by our existing customers, though net revenue may fluctuate from quarter to quarter due to a variety of factors, including availability of reimbursement, the size and success of our sales force, the number of hospitals and physicians who are aware of and use our products and seasonality.

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

Operating Expenses

Research and Development

Research and development expense is comprised of engineering costs and research programs related to new product and sustaining product development activities, clinical studies and trials expenses, quality and regulatory expenses, and salaries and benefits related to research and development functions. We maintain a procedurally focused approach to product development and have projects underway to add new systems across multiple foot and ankle indications and to add additional functionality to our existing systems. We expect our research and development expenses to increase as we hire additional personnel to develop new product offerings and product enhancements.

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

We expect selling, general, and administrative expenses to continue to increase in the foreseeable future as we continue to grow our business. We also expect our administrative expenses, including stock-based compensation expense, to increase as we increase our headcount and expand our facilities and business processes to support our operations as a public company. Our selling, general and administrative expenses may fluctuate from period to period due to the seasonality of our business and as we continue to add direct sales territory managers in new territories.

Other Income (Expense)

Other Income (Expense), net

Other income (expense) consists primarily of changes in fair value related to earn-out liabilities and our interest rate swap contract.

Interest Expense, net

Interest expense consists of interest incurred, amortization of financing costs and interest income earned during the reported periods.

Results of Operations

For the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the periods presented:

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(in thousands)
Net revenue	$61,082	$52,036	$9,046	17%
Cost of goods sold	12,186	8,906	3,280	37%
Gross profit	48,896	43,130	5,766	13%

Operating expenses:
Research and development costs	7,584	7,049	535	8%
Selling, general, administrative	54,215	43,820	10,395	24%
Total operating expenses	61,799	50,869	10,930	21%
Operating loss	(12,903)	(7,739)	(5,164)	67%

Other income (expense):
Other income (expense), net	515	(179)	694	*
Interest expense, net	(2,622)	(1,205)	(1,417)	*
Total other expense	(2,107)	(1,384)	(723)	(52)%
Income tax expense (benefit)	224	(71)	295	*
Net loss	$(15,234)	$(9,052)	$(6,182)	(68)%

* Not Meaningful

The following table represents total net revenue by geographic area, based on the location of the customer for the three months ended March 31, 2024 and 2023, respectively.

	Three Months Ended March 31,
	2024	2023
	(in thousands)
United States	$51,051	$44,981
International	10,031	7,055
Total net revenue	$61,082	$52,036

Net Revenue. Net revenue increased $9.0 million, or 17%, from $52.0 million during the three months ended March 31, 2023 to $61.1 million during the corresponding period in 2024. Strengthening of the U.S. dollar reduced net revenue growth for the three months ended March 31, 2024, by less than 1% as compared to the prior year. U.S. net revenue was $51.1 million for the three months ended March 31, 2024, representing growth of 14% compared to the prior year. U.S. net revenue growth was primarily the result of new product launches in our charcot and flatfoot segments, increased surgical volume and sales force expansion. International revenue for the three months ended March 31, 2024, was $10.0 million, representing growth of 42% compared to the prior year. International revenue growth was driven primarily by the United Kingdom and Australia as we continue to focus on growing our international footprint.

Cost of Goods Sold and Gross Profit Margin. Cost of goods sold increased $3.3 million, or 37%, from $8.9 million during the three months ended March 31, 2023, to $12.2 million during the corresponding period in 2024, primarily due to increased variable costs. Gross profit margin for the three months ended March 31, 2024 decreased to 80.0%, compared to 82.9% in the same period of 2023. The decrease in gross profit margin is primarily the result of higher prices from suppliers, changes in product mix in the United States and increased revenue from International which has lower average selling prices.

Research and Development Expenses. Research and development expenses increased $0.5 million, or 8%, from $7.1 million during the three months ended March 31, 2023, to $7.6 million as compared to the corresponding period in 2024. We continue to invest in new product development to improve patient lives through our product pipeline.

Selling, General, and Administrative Expenses. Selling, general and administrative expenses increased $10.4 million, or 24%, from $43.8 million in the three months ended March 31, 2023, to $54.2 million during the corresponding period in 2024. The increase in selling, general, and administrative expenses was primarily driven by increased headcount, annual merit increases, investments in the commercial team, increased variable sales representative commission expense related to net revenue growth, an increase in professional service fees and an increase in depreciation expense.

Other Income, net. Other income increased $0.7 million, from an expense of $0.2 million for the three months ended March 31, 2023, to income of $0.5 million for the three months ended March 31, 2024. The increase in other income is primarily related to the change in fair value of the interest rate swap.

Interest Expense. Interest expense increased $1.4 million, from $1.2 million for the three months ended March 31, 2023, to $2.6 million for the three months ended March 31, 2024, primarily due to higher levels of outstanding debt and higher interest rates on our outstanding debt.

Liquidity and Capital Resources

Our primary sources of capital from inception through March 31, 2024, have been from ongoing operations, private placements of securities, proceeds from our public offerings and the incurrence of indebtedness. As of March 31, 2024, we had cash of $58.2 million and the principal amount of our outstanding consolidated debt aggregated to $114.8 million, of which $0.6 million is classified as current in our Condensed Consolidated Balance Sheet. As of March 31, 2024, we had available borrowing capacity of $50.0 million, comprised of $25.0 million on our Ares Term Loan and $25.0 million on our Ares Revolving Loan.

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

We have based our short-term capital needs and planned operating requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Although not anticipated at this time, we may require additional financing to fund our operations and planned growth. We may also seek additional financing opportunistically. We may seek to raise any additional capital through public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. Additional funds may not be available to us on acceptable terms or at all. If we fail to obtain necessary capital when needed on acceptable terms, or at all, we could be forced to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. If we raise additional capital through collaborations agreements, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product or grant licenses that may not be favorable to us. Debt financing, if available, may involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets. In addition, market conditions impacting financial institutions could impact our ability to access some or all of our cash, cash equivalents and marketable securities, and we may be unable to obtain alternative funding when and as needed on acceptable terms, if at all.

Cash Flows

The following table sets forth the primary sources and uses of cash for the periods presented:

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(10,993)	$(14,060)	$3,067	22%
Investing activities	(5,778)	(7,552)	1,774	23%
Financing activities	(1,262)	69,367	(70,629)	*
Effect of exchange rate changes on cash	616	(340)	956	*
Net decrease in cash	$(17,417)	$47,415	$(64,832)	*

* Not Meaningful

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 was $11.0 million, consisting of net loss of $15.2 million partially offset by non-cash expenses of $6.5 million, which primarily consisted of $4.3 million of depreciation and amortization and $3.1 million of stock-based compensation expense, and negative changes in working capital of $2.3 million. The changes in working capital are comprised of a net inventory increase of $7.0 million and an increase in accounts receivable of $3.1 million, partially offset by an increase in accounts payable of $7.4 million.

Net cash used in operating activities for the three months ended March 31, 2023 was $14.1 million, consisting of net loss of $9.1 million offset by non-cash expenses of $6.8 million, which primarily consisted of $3.2 million of stock-based compensation expense and $3.1 million of depreciation and amortization, and negative changes in working capital of $11.8 million. The changes in working capital included a $9.0 million legal settlement payment and a net inventory increase of $8.4 million, partially offset by an increase in accounts payable of $5.6 million and a reduction in accounts receivable of $0.4 million.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2024 was $5.8 million, consisting primarily of surgical instrumentation purchases.

Net cash used in investing activities for the three months ended March 31, 2023 was $7.6 million, consisting primarily of surgical instrumentation purchases plus other purchases of property, plant and equipment.

Net Cash Provided by Financing Activities

Net cash used in financing activities for the three months ended March 31, 2024 was $1.3 million, consisting primarily of a $1.0 million payment related to the completion of a milestone associated with the Additive Orthopaedics acquisition.

Net cash provided by financing activities for the three months ended March 31, 2023 was $69.4 million, consisting primarily of $68.5 million of proceeds from the issuance of common stock, net of issuance costs related to the Offering on January 30, 2023 and $1.6 million of proceeds from the exercise of stock options.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. During the three months ended March 31, 2024, the Company revised the inputs used in estimating the reserve on obsolete and slow-moving inventory to include forecasted sales, in addition to current inventory levels and historical sales.

During the three months ended March 31, 2024, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, other than the item described above.

Recent Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements included in this quarterly report for recently adopted and recently issued accounting pronouncements not yet adopted and their potential impact to our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal and provide liquidity. In the normal course of business, we are exposed to market risk related to fluctuating interest rates. The Company has both fixed and variable rate debt to manage the impact of these fluctuations. The Company is the fixed rate payor on an interest rate swap contract to help manage some of this risk. Based on our overall interest rate exposure as of March 31, 2024, we do not believe a hypothetical 10 percent change in interest rates on our variable rate indebtedness would have a material effect on our results of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We may in the ordinary course of business face various claims brought by third parties and we may, from time to time, make claims or take legal actions to assert our rights, including intellectual property rights as well as claims relating to employment matters and the safety or efficacy of our products. Any of these claims could cause us to incur substantial costs and, while we generally believe that we have adequate insurance to cover many different types of liabilities, our insurance carriers may deny coverage, may be inadequately capitalized to pay on valid claims, or our policy limits may be inadequate to fully satisfy any associated costs, damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our operations, cash flows and financial position. Additionally, any such claims, whether or not successful, could damage our reputation and business. We were not involved in any legal proceedings as of March 31, 2024, that could have a material adverse effect on our business, financial condition, or operating results.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

During the quarter ended March 31, 2024, the following executive officers or directors adopted or terminated a "Rule 10b5-1(c) trading arrangement" or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

•
On March 8, 2024, Kristina Wright, a director and our Interim Chief Financial Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Ms. Wright’s plan covers the sale of up to 3,651 shares of our common stock between June 7, 2024, and March 7, 2025. Transactions under the plan are based upon pre-established dates and stock price thresholds.
•
On March 12, 2024, Matthew Jarboe, our Chief Commercial Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Jarboe’s plan covers the sale of up to 437,500 shares of our common stock between July 1, 2024, and June 30, 2025 (the “2024-2025 Trading Plan”). Transactions under the plan are based upon pre-established dates and stock price thresholds. The 2024-2025 Trading Plan goes into effect following the expiration of Mr. Jarboe’s current trading plan entered into on March 8, 2023, and covers the sale of up to 500,000 shares of our common stock between June 6, 2023, and June 30, 2024 (the “2023-2024 Trading Plan”) based upon pre-established dates and stock price thresholds. The 2024-2025 Trading Plan does not modify or terminate the 2023-2024 Trading Plan in any way and the timing of the two plans does not overlap.

Item 6. Exhibits.

The following exhibits are included within or incorporated herein by reference.

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit	Date Filed	File Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Paragon 28, Inc.	8-K	3.1	10/19/2021	001-40902
3.1.1	Certificate of Amendment to amended and Restated Certificate of Incorporation of Paragon 28, Inc.	8-K	3.1	05/19/2023	001-40902
3.2	Second Amended and Restated Bylaws	8-K	3.2	05/19/2023	001-40902
4.1	Form of Common Stock Certificate	S-1/A	4.2	10/08/2021	333-259789
4.2	Amended and Restated Investors’ Rights Agreement, dated as of July 28, 2020, by and between Paragon 28, Inc. and the investors party thereto.	S-1	4.3	09/24/2021	333-259789
10.1	Agreement dated April 3, 2024, by and between Kristina Wright and the Company.	8-K	10.1	04/04/2024	001-40902
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

PARAGON 28, INC.

Date: May 8, 2024	By:	/s/ Albert DaCosta
	Name:	Albert DaCosta
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2024	By:	/s/ Kristina Wright
	Name:	Kristina Wright
	Title:	Interim Chief Financial Officer (Principal Financial Officer)