Form 10-K/A
period 2023-12-31
Paragon 28, Inc.
filed 2024-08-08
CIK 1531978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the New York Stock Exchange on June 30, 2023, was $830.7 million.

The number of shares of Registrant’s common stock outstanding as of February 23, 2024 was 82,837,092.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2023. Portions of such definitive proxy statement are incorporated by reference into Part III of this Amended Annual Report on Form 10-K/A.

EXPLANATORY NOTE

General

As previously announced in our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on July 30, 2024, on July 30, 2024, the Audit Committee (the “Audit Committee”) of the Board of Directors and in consultation with management, concluded that its audited consolidated financial statements for the fiscal year ended December 31, 2023 and its unaudited condensed consolidated financial statements for the periods ended March 31, 2023, June 30, 2023, September 30, 2023, and March 31, 2024 could no longer be relied upon as a result of material accounting errors identified by management. Accordingly, the consolidated financial statements as of and for the fiscal year ended December 31, 2023 included in this Annual Report on Form 10-K/A have been restated to reflect the correction of identified errors in the calculation of excess and obsolete inventory, as well as its accounting for inventory variances, which impacted the valuation of inventory resulting in an overstatement of Inventories, net as of March 31, 2023, June 30, 2023, September 30, 2023, December 31, 2023, and March 31, 2024 and a net understatement in Cost of goods sold for the respective interim periods ended on such dates and for the fiscal year ended December 31, 2023 (the “Restatement”).

Restatement

Paragon 28, Inc. (collectively with its subsidiaries, “we,” “us,” “our," “P28” or the (“Company") is filing this Amendment No. 1 to our Annual Report on Form 10-K/A to amend our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Amended 2023 Annual Report”), which was originally filed with the SEC on February 29, 2024 (the “Original 2023 Annual Report”). This Amended 2023 Annual Report speaks as of the date of the Original 2023 Annual Report and has not been updated to reflect events occurring subsequent to the filing of the Original 2023 Annual Report other than those associated with the Restatement of our consolidated financial statements.

For the convenience of the reader, this Amended 2023 Annual Report amends and restates the Original 2023 Annual Report in its entirety. As a result, it includes both items that have been changed as a result of the Restatement and items that are unchanged from the Original 2023 Annual Report.

Restatement Background

Subsequent to the issuance of both the Company’s consolidated financial statements as of and for the year ended December 31, 2023 and the Company’s unaudited interim condensed consolidated financial statements as of and for the fiscal quarter ended March 31, 2024, the Company identified errors in the calculation of its excess and obsolete inventory, as well as its accounting for inventory variances, which resulted in a net overstatement of Inventories, net as of March 31, 2023, June 30, 2023, September 30, 2023, December 31, 2023, and March 31, 2024 and a net understatement in Cost of goods sold for the respective interim periods ended on such dates and for the fiscal year ended December 31, 2023.

In filing this Amended 2023 Annual Report, the Company is restating its previously issued audited consolidated financial statements and related notes as of and for the year ended December 31, 2023, as well as unaudited condensed consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q as of and for the quarterly and year-to-date periods ended March 31, 2023, June 30, 2023, and September 30, 2023, respectively, which have been restated to correct the errors in the calculation of its excess and obsolete inventory, as well as its accounting for inventory variances (the “Misstatements”), along with other immaterial accounting and disclosure errors that when aggregated with the Misstatements, are material in respect to the Original 2023 Annual Report (refer to Note 3. Restatement of Previously Issued Consolidated Financial Statements and Note 18. Quarterly Financial Data (Unaudited) to our financial statements included in Part II, Item 8 of this Amended 2023 Annual Report for additional information). This Amended 2023 Annual Report also contains our audited annual financial statements as of and for the year ended December 31, 2022 which have been revised to correct certain accounting errors that when aggregated are not material to those financial statements. In addition, we intend to file an amendment (such report, together with this Amendment No. 1, the “Amended Reports”) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024, originally filed with the SEC on May 8, 2024 (“Original Form 10-Q” and together with the Original Form 10-K, the “Original Reports”), to account for the Misstatements during the periods presented therein and to restate our unaudited condensed consolidated financial statements for the quarterly period ended March 31, 2024. All material restatement information that relates to the Misstatements will be included in the Amended Reports, and we do not intend to separately amend other filings that the Company has previously filed with the SEC. As a result, such prior reports should no longer be relied upon.

Control Considerations

In connection with the restatement, management has reassessed its conclusions regarding the effectiveness of our internal control over financial reporting as of December 31, 2023 and has determined that material weaknesses in our internal control over financial reporting existed as of that date. As a result of the material weaknesses, our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2023. Management will be implementing changes to strengthen our internal controls and remediate the material weaknesses. See Item 9A, Controls and Procedures, for additional information related to the material weaknesses in internal control over financial reporting and our related remediation activities.

Items Amended in this Filing

This Amended 2023 Annual Report sets forth our Original 2023 Annual Report, as amended, in its entirety. Except as required to reflect the restated amounts, related disclosures, and updates to our assessment of internal control over financial reporting and disclosure controls and procedures, there were no changes to any other parts of the Original 2023 Annual Report, and this Amended 2023 Annual Report does not reflect events occurring after the date of the Original 2023 Annual Report.

The following sections have been amended in this Amended 2023 Annual Report:

•
Special Note Regarding Forward-Looking Statements
•
Risk Factors Summary
•
Part I, Item 1A, Risk Factors
•
Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations
•
Part II, Item 8, Financial Statements and Supplementary Data
•
Part II, Item 9A, Controls and Procedures
•
Part IV, Item 15, Exhibit and Financial Statement Schedules

The exhibit list included in Item 15, “Exhibit and Financial Statement Schedules” herein has been amended to contain currently dated certifications from the Company’s Chief Executive Officer (as Principal Executive Officer) and Chief Financial Officer (as Principal Financial Officer), as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 and filed as Exhibits 31.1/31.2 and 32.1/32.2, respectively, as well as an updated Consent of Independent Registered Public Accounting Firm filed as Exhibit 23.

In accordance with applicable SEC rules, this Form 10-K/A also includes an updated signature page and Report of Independent Registered Public Accounting Firm.

Except as relating to the identified errors and the Restatement described above, discussions within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other forward-looking statements made in our Original 2023 Annual Report have not been revised in this Amended 2023 Annual Report to reflect events that occurred at a later date or facts that subsequently became known to the Company and should be read in their historical context.

Refer to Note 3. Restatement of Previously Issued Consolidated Financial Statements and Note 18. Quarterly Financial Data (Unaudited) in the Notes to Consolidated Financial Statements on this Form 10-K/A for additional information.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amended 2023 Annual Report contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Amended 2023 Annual Report, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

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
•
risks related to the restatement of our consolidated financial statements included in this Amended 2023 Annual Report and for other periods impacted by the restatement as identified in our Current Report on Form 8-K filed with the SEC on July 30, 2024, and any potential litigation or investigation related to such restatement;
•
our ability to maintain effective internal control over financial reporting and disclosure controls and procedures, including our ability to remediate any existing material weaknesses in our internal control over financial reporting and the timing of any such remediation, as well as to reestablish effective disclosure controls and procedures at a reasonable assurance level;
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

We have based these forward-looking statements largely on our current expectations, estimates, forecasts and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Amended 2023 Annual Report, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. You should refer to the sections titled “Risk Factor Summary” and “Risk Factors” for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

You should read this Amended 2023 Annual Report and the documents that we reference in this Amended 2023 Annual Report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Amended 2023 Annual Report by these cautionary statements.

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
•
The restatement of our previously issued financial statements, the errors that resulted in such restatement, the material weaknesses that were identified in our internal control over financial reporting, and the determination that our internal control over financial reporting and disclosure controls and procedures were not effective could impact our ability to accurately and timely report our financial results and other material disclosures or otherwise cause us to fail to meet our reporting obligations, which could have a material adverse effect on our operations, investor confidence in our business, the trading prices of our securities, and our ability to access the capital markets.
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

PART I

Item 1. Business.

Overview

Paragon 28, Inc. (collectively with its subsidiaries, “we,” “us,” “our,” “P28” or the “Company”) is a leading medical device company exclusively focused on the foot and ankle orthopedic market and we are dedicated to improving patient lives. Our innovative orthopedic solutions, procedural approaches and instrumentation cover a wide range of foot and ankle ailments including fracture fixation, forefoot, ankle, progressive collapsing foot deformity (PCFD) or flatfoot, charcot foot and orthobiologics. To treat these painful, debilitating or even life-threatening conditions, we provide a comprehensive portfolio of solutions that includes surgical implants and disposables, as well as surgical instrumentation. As of December 31, 2023, our broad suite of surgical solutions comprises nearly 80 product systems to help fit the specific needs of each patient and procedure. We design each of our products with both the patient and surgeon in mind, with the goal of improving outcomes, reducing ailment recurrence and complication rates, and making the procedures simpler, consistent and reproducible. We believe our passion, expertise, and exclusive focus in the foot and ankle market has allowed us to better understand the needs of our patients and physicians, which has enabled us to create innovations and enhanced solutions that disrupt and transform the foot and ankle market. As a result, we have experienced significant growth and momentum in our business.

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

We have dedicated substantial resources to building a leading commercial organization that consists of sales, marketing and medical education. We believe our entrepreneurial and clinically-oriented culture has allowed us to build a leading sales force which includes an estimated 266 producing U.S. sales representatives as of December 31, 2023. We define producing sales representatives as those sales representatives’ logging revenue, for at least one case, in all three months of each quarter. Our U.S. sales force consists primarily of independent sales representatives, the majority of whom are exclusive. During 2023, substantially all of our U.S. revenue was produced by our producing sales representatives. We began selling outside the United States in late 2016. As of December 31, 2023, we sell our products in 22 countries, and in 2023, our international business contributed approximately 15% of our revenue. We believe that we have a significant opportunity to continue to capture market share in existing and new territories both in the United States and internationally.

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

Our U.S. sales forces consists primarily of independent sales representatives, the majority of whom are exclusive. For the year ended December 31, 2023, substantially all of our U.S. revenue was produced by 266 producing sales representatives. We define producing sales representatives as those sales representatives’ logging revenue, for at least one case, in all three months of each quarter. As of December 31, 2023, our international sales force consists of several independent sales agents and direct sales representatives, 9 non-stocking distributors, 8 stocking distributors, and 5 direct sales market. We began selling outside the U.S. in 2016. We believe that we have a significant opportunity to continue to capture market share in existing and new territories both in the United States and internationally. We expect to continue to dedicate meaningful resources to expand and strengthen our global sales force.

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

In addition to our owned patents, we have nine registered patents that are in-licensed pursuant to our agreement with Biedermann Technologies GmbH & Co. KG (“Biedermann”) and two registered patents that are in-licensed pursuant to our agreement with Extremity Medical, LLC (“Extremity”). Of the nine patents licensed from Biedermann, six are utility patents and three are design patents. All of the Biedermann patents relate to technologies used in our JAWs staple system. Of the patents licensed from Biedermann, six are U.S. patents, one is an EU patent, one is a Chinese patent and one is a Japanese patent. The patents licensed from Biedermann begin to expire in 2033. The two patents licensed from Extremity are utility patents and relate to technology used in our Phantom Lapidus Intramedullary Nail System. The patents licensed from Extremity begin to expire in 2030.

We entered into the license agreement with Biedermann in July 2017 (“Biedermann License Agreement”). Pursuant to the Biedermann License Agreement, we are required to pay a royalty of four percent (4%) of net revenue related to the licensed intellectual property for 15 years following the date of first sale, including a minimum annual payment of $250,000. The term of the agreement is 20 years, and automatically renews for five-year periods thereafter. Payments to Biedermann under this license agreement totaled $269,000, $249,000 and $87,000 for the years ended December 31, 2023, 2022 and 2021, respectively. Amounts payable to Biedermann as of December 31, 2023 and December 31, 2022 were $155,000 and $164,000, respectively. We entered into the Extremity License Agreement in November of 2021 (“Extremity License Agreement”). Pursuant to the Extremity License Agreement, we are required to pay a royalty of four percent (4%) of net sales related to the licensed intellectual property until the expiration of the last expired patent. Payments to Extremity under this license agreement totaled $0, $64,000 and $0 for the years ended December 31, 2023, 2022 and 2021, respectively. We believe the Biedermann License Agreement and the Extremity License Agreement are both immaterial to our business.

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

Order quantities and lead times for components purchased from suppliers are based on our forecasts derived from both historical demand and anticipated future demand. Lead times for components may vary depending on the size of the order, time required to fabricate, specific supplier requirements and current market demand for the components, sub-assemblies and materials. For a discussion of risks related to third-party contract manufacturers and suppliers, some of which are single source, see “Risk Factors—Risks Related to Administrative, Organizational and Commercial Operations and Growth.” We depend on third-party contract manufacturers and suppliers, some of which are single source, to produce and package all elements comprising our foot and ankle products, and if these suppliers and manufacturers fail to supply us, our products or their components or subcomponents in sufficient quantities or at all, it will have a material adverse effect on our business, financial condition, and results of operations.”

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

United States Regulation

The FDA regulates the development, design, non-clinical and clinical research, manufacturing, safety, efficacy, labeling, packaging, storage, installation, servicing, record keeping, premarket clearance or approval, adverse event reporting, advertising, promotion, marketing and distribution, and import and export of medical devices to ensure that medical devices distributed domestically are safe and effective for their intended uses and otherwise meet the requirements of the FDCA.

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

Clinical Trials

Clinical trials are almost always required to support a PMA, HDE application, or de novo classification request and are sometimes required to support a 510(k) submission. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s investigational device exemption (IDE) regulations which govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of record keeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk,” to human health, as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA, which must become effective before commencing human clinical trials. If the device under evaluation does not present a significant risk to human health, then the device sponsor is not required to submit an IDE application to the FDA before initiating human clinical trials, but must still comply with abbreviated IDE requirements when conducting such trials. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE will automatically become effective 30 days after receipt by the FDA unless the FDA notifies the company that the investigation may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE for which it requires modification, the FDA may permit a clinical trial to proceed under a conditional approval.

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

During a study, the sponsor is required to comply with the applicable FDA requirements, including, for example, trial monitoring, selecting clinical investigators and providing them with the investigational plan, ensuring IRB review, adverse event reporting, record keeping and prohibitions on the promotion of investigational devices or on making safety or effectiveness claims for them. The clinical investigators in the clinical study are also subject to FDA’s regulations and must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of the investigational device, and comply with all reporting and record keeping requirements. Additionally, after a trial begins, we, the FDA or the IRB could suspend or terminate a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits.

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

To demonstrate compliance with the essential requirements laid down in Annex I to the EU Medical Devices Directive, medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its risk classification. As a general rule, demonstration of conformity of medical devices and their manufacturers with the essential requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence. Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can self-assess the conformity of its products with the essential requirements (except for any parts which relate to sterility or metrology), a conformity assessment procedure requires the intervention of a notified body. Notified bodies are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market. A notified body would typically audit and examine a product’s technical dossiers and the manufacturer’s quality system (notified body must presume that quality systems which implement the relevant harmonized standards – which is ISO 13485:2016 for Medical Devices Quality Management Systems – conform to these requirements). If satisfied that the relevant product conforms to the relevant essential requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE Mark to the device, which allows the device to be placed on the market throughout the EU.

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

We periodically survey our employees’ satisfaction levels to further expand employee engagement. We use these survey results to determine how we can continue to create work environments that energize our employees and enable them to develop and maintain a positive working culture.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Amended 2023 Annual Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes thereto included elsewhere in this Amended 2023 Annual Report, before deciding whether to invest in shares of our common stock. The risks described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, results of operations and future prospects. In that event, the market price of our common stock could decline, and you could lose all or part of your investment. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”

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

Under the terms of our credit agreements with Ares Capital and Zions Bancorporation discussed in more detail under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long-Term Obligations,” in Part II of this Amended 2023 Annual Report, we are subject to certain affirmative and negative covenants limiting our and our subsidiaries’ ability to incur certain additional indebtedness, create certain liens, liquidate or dissolve, amend organizational documents or certain other material contracts, enter into a change of control transaction and make certain distributions and investments without our lenders’ consent. Additionally, the Ares Credit Agreement requires that we maintain certain minimum revenue levels tested on a quarterly basis, for the proceeding twelve-month period, commencing with the fiscal quarter ending December 31, 2023. Our lenders may also declare us in default for certain types of events such as non-payment of debts when due, inaccurate representations and warranties, failure to comply with covenants and obligations, or with terms certain other of material indebtedness, certain material judgments, bankruptcy and insolvency, impairment of liens, a change of control and/or a material adverse effect. Upon such events, our lenders could declare an event of default, which would give them the right to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, our lenders would have the right to proceed against the assets we provided as collateral under the loan agreements. For example, under our loan agreements, the lenders would have the right to enforce liens and security interests over substantially all of our assets (excluding intellectual property) in the event of certain specified defaults. If the debt under any of our loan agreements is accelerated, we may not have sufficient cash or be able to sell sufficient assets to repay our debts or may have to curtail our growth plans, which would harm our business and financial condition.

Risks Related to Administrative, Organizational and Commercial Operations and Growth

The restatement of our previously issued financial statements, the errors that resulted in such restatement, the material weaknesses that were identified in our internal control over financial reporting, and the determination that our internal control over financial reporting and disclosure controls and procedures were not effective could impact our ability to accurately and timely report our financial results and other material disclosures or otherwise cause us to fail to meet our reporting obligations, which could have a material adverse effect on our operations, investor confidence in our business, the trading prices of our securities, and our ability to access the capital markets.

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

Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us or our independent registered public accounting firm conducted in connection with Section 404 of the Sarbanes-Oxley Act of 2002 may reveal additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Currently identified or future instances of inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. Additional internal control deficiencies could also result in a restatement of our financial results in the future. We could become subject to stockholder or other third-party litigation, as well as investigations by the SEC, the stock exchange on which our securities are listed, or other regulatory authorities, which could require additional financial and management resources and could result in fines, trading suspensions, payment of damages or other remedies.

As discussed in Part II, Item 9A of this Annual Report on Form 10-K/A, we previously identified an immaterial error associated with our Zions Facility related to the recognition and disclosure of an interest rate swap agreement in prior reporting periods, which was an indication that material weaknesses existed within our internal controls. During the quarter ended December 31, 2023, our management identified and implemented changes to our internal control over financial reporting to remediate the deficiencies that led to the indication of material weaknesses. Subsequent to the Issuance of both the Company's consolidated financial statements as of and for the year ended December 31, 2023 and the Company's unaudited interim condensed consolidated financial statements as of and for the fiscal quarter ended March 31, 2024, we identified certain errors and determined that our previously issued audited consolidated financial statements for fiscal year ended December 31, 2023, and quarterly unaudited financial information for the quarters ended March 31, 2023, June 30, 2023, September 30, 2023, and March 31, 2024 should be restated. As a result of these errors and the Restatement, we are subject to additional risks and uncertainties, including unanticipated costs for accounting and legal fees and consulting expenses (some of which have already been incurred), litigation, governmental proceedings or investigations and loss of investor confidence or reputational harm to our business.

As a result, we have identified material weaknesses in the Company’s internal control over financial reporting that caused our internal control over financial reporting to be ineffective as of December 31, 2023 in connection with the restatement of our Amended 2023 Annual Report. We determined that our disclosure controls and procedures were not effective as of December 31, 2023, March 31, 2024 and June 30, 2024 for the same reason. As of the date of this Amended 2023 Annual Report, the material weaknesses have not been remediated and accordingly our disclosure controls and procedures and internal control over financial reporting remain ineffective. Management is actively engaged in the planning for, and implementation of, remediation efforts to address our material weaknesses but there can be no assurance those efforts will be successful. For further discussion of the material weaknesses identified and our remediation efforts, see Part II, Item 9A. Controls and Procedures.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Remediation efforts can be time-consuming, place a significant burden on management and add increased pressure to our financial resources and processes. The material weaknesses will not be considered remediated until a sustained period of time has passed to allow management to test the design and operational effectiveness of the corrective actions. If we do not remediate the material weaknesses in a timely manner, or if additional material weaknesses in our internal control over financial reporting are discovered, they may adversely affect our ability to record, process, summarize, and report financial information timely and accurately and, as a result, our financial statements may contain material misstatements or omissions. Additionally, our internal control environment and remediation efforts do not provide absolute assurance with regard to timely detecting or preventing control deficiencies and thus do not insulate us from any failure to meet our financial reporting obligations.

It is possible that additional control deficiencies could be identified by our management or by our independent registered public accounting firm in the future or may occur without being identified. Such a failure could require us to incur the expense of remediation, result in regulatory scrutiny, investigations or enforcement actions, cause investors to lose confidence in our reported financial condition or in the accuracy of our disclosures more generally, and have a negative effect on the trading price of our common stock, and otherwise raise reputational issues for our business or have a material adverse effect on our business, financial condition, results of operations, and cash flows. In addition, we may be unable to maintain compliance with the covenants under our debt instruments regarding the timely filing of periodic reports, and we may be subject to governmental investigations and penalties and litigation.

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

We utilize qualified medical device contract manufacturers and suppliers, some of which are single sources, to produce and package all elements comprising our foot and ankle products. Our significant single source suppliers include Tech Metals, which supplies parts used in our Gorilla plating system, QTS, which provides cleaning, packaging and sterilization services for multiple of our products, 3D Systems, which supplies parts used in our APEX 3D Total Ankle Replacement system, Seaway, which supplies parts for our drill guides and Orchid, which supplies parts used in our Apex Talus Implants. While we estimate replacing these single source suppliers could take up to approximately six months, in some of these examples alternative second source suppliers may not be readily available. We seek to strategically maintain sufficient levels of inventory to help mitigate supply disruption, usually holding sufficient inventory to allow for manufacturing from 90 to 180 days following the loss of a supplier, to accommodate varying demand mix and to achieve more efficient volume-based pricing on our components; however, potential future inaccuracies in our estimates could result in insufficient inventory to meet demand or excess inventory and the risk of inventory obsolescence and expiration. Further, while we have entered into several supply agreements in an effort to reinforce our supply chain, there is no guarantee the counter-party suppliers will adhere to the terms of these agreements.

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

Our products and our business are subject to extensive regulation and review by numerous governmental authorities both in the United States and abroad. U.S. and foreign regulations govern the design, development, testing, clinical studies, premarket clearance, approval, certifications, safety, registration, manufacturing, packaging, storage, reporting, sales, distribution, marketing, labeling, promotion, relationships with health care professionals, record keeping procedures, post-marketing surveillance, post-market studies, and product import and export of our products. The regulatory process requires significant time, effort and expenditures to bring our products to market, and we cannot be assured that any of our products will be authorized for marketing. The regulations to which we are subject are complex and have tended to become more stringent over time. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated sales. The FDA and other regulatory authorities enforce these regulatory requirements through, among other means, periodic unannounced inspections. We do not know whether we will be found compliant in connection with any future regulatory inspections. Moreover, the FDA and other authorities have broad enforcement powers.

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

In addition, we are required to conduct post-market testing and surveillance to monitor the safety or effectiveness of some of our products. Later discovery of previously unknown problems with our products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturing problems, or failure to comply with regulatory requirements such as the FDA’s Quality System Regulation (QSR), may result in changes to labeling, restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls, a requirement to repair, replace or refund the cost of any medical device we manufacture or distribute, fines, suspension of regulatory approvals or certifications, product seizures, injunctions or the imposition of civil or criminal penalties which would adversely affect our business, operating results and prospects.

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

The ability of the FDA, foreign regulatory authorities and notified bodies to review and clear, approve, or certify new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s or other bodies’ ability to hire and retain key personnel and accept the payment of user fees and other events that may otherwise affect the FDA’s or other bodies’ ability to perform routine functions. Average review times at the FDA or other bodies’ have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA, other agencies and notified bodies may also slow the time necessary for medical devices or modifications to cleared or authorized medical devices to be reviewed by necessary government agencies or certified by notified bodies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

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

Relatedly, following the UK’s withdrawal from the EEA and the EU, and the expiry of the transition period, from January 1, 2021, companies have had to comply with both the GDPR and the GDPR as incorporated into UK national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. If we do not comply with our obligations under the GDPR and the UK data protection laws, we could be exposed to the fines discussed above. In addition, we may be the subject of litigation and/or adverse publicity, which could adversely affect our business, results of operations and financial condition.

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

The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control or are related in complex ways, including:

•
Changes in analysts’ estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ estimates;
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

We have provided public guidance on our expected operating and financial results for future periods. Such guidance will be comprised of forward-looking statements subject to the risks and uncertainties described in this Amended 2023 Annual Report and in our other public filings and public statements. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty. If, in the future, our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our common stock may decline. Even if we do issue public guidance, there can be no assurance that we will continue to do so in the future.

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

Our amended and restated certificate of incorporation, as amended (the “Certificate of Incorporation”) and second amended and restated bylaws contain provisions that might enable our management to resist a takeover. These provisions include:

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

Our Certificate of Incorporation and second amended and restated bylaws provide that the Court of Chancery of the State of Delaware (or, in the event that the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of fiduciary duty, any action asserting a claim against us arising pursuant to the DGCL, our Certificate of Incorporation or our second amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine; provided that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware. Our Certificate of Incorporation and second amended and restated bylaws also provide that the federal district courts of the United States of America are the exclusive forum for the resolution of any complaint asserting a cause of action against any defendant arising under the Securities Act. Such provisions are intended to benefit and may be enforced by us, our officers and directors, employees and agents, including the underwriters and any other professional or entity who has prepared or certified any of this Amended 2023 Annual Report. The choice of forum provisions do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

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

In addition, during certain crises and events, patients may prioritize other items over certain or all of their treatments and/or medications, which could have a negative impact on our commercial sales. The COVID-19 outbreak, including developments involving subsequent COVID-19 variants, significantly affected the financial markets of many countries and resulted in and may in the future result in a variety of federal, state and local orders, guidance and restrictions. We cannot, at this time, predict the specific extent, duration, or full impact that the COVID-19 outbreak will have on our ongoing and planned clinical trials and other business operations, including our commercialization activities. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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
•
customs clearance and shipping delays;
•
limits on our ability to penetrate international markets if there is a preference for locally produced products or if we are required to manufacture our products locally; mat
•
financial risks, such as longer payment cycles, difficulty collecting accounts receivable, foreign tax laws and complexities of foreign value-added tax systems, the effect of local and regional financial pressures on demand and payment for our products and exposure to foreign currency exchange rate fluctuations;
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

Item 3. Legal Proceedings

The Company may in the ordinary course of business face various claims brought by third parties and the Company may, from time to time, make claims or take legal actions to assert its rights, including intellectual property rights as well as claims relating to employment matters and the safety or efficacy of its products. Any of these claims could cause the Company to incur substantial costs and, while the Company generally believes that it has adequate insurance to cover many different types of liabilities, its insurance carriers may deny coverage, may be inadequately capitalized to pay on valid claims, or the Company’s policy limits may be inadequate to fully satisfy any associated costs, damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on the Company’s operations, cash flows and financial position. Additionally, any such claims, whether or not successful, could damage the Company’s reputation and business

Item 4. Mine Safety Disclosures.

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

Securities Authorized for Issuance under Equity Compensation Plans

See the section titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in Part III of this Amended 2023 Annual Report for information regarding securities authorized for issuance.

Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

None

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes included in Item 8 of this Amendment. As discussed in the "Explanatory Note", amounts throughout this discussion and analysis for our audited consolidated statements for fiscal year ended December 31, 2023 have been restated to reflect the impact of the Restatement. See Note 3, Restatement of Previously Issued Consolidated Financial Statements, in Item 8, Financial Statements and Supplementary Data, of this Amendment for additional information. In addition to historical information, the following discussion contains forward-looking statements, including, but not limited to, statements regarding the Company’s expectation for future performance, liquidity and capital resources that involve risks, uncertainties and assumptions that could cause actual results to differ materially from the Company’s expectations. The Company’s actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described in “Special Note Regarding Forward-Looking Statements,” and in Item 1A “Risk Factors” of this Report. The Company assumes no obligation to update any of these forward-looking statements.

Restatement of Previously Issued Consolidated Financial Statements

As previously discussed in the “Explanatory Note”, the Company is restating our previously issued consolidated financial statements and related notes for the year ended December 31, 2023 contained in the Original 2023 Annual Report on Form 10-K. Refer to the “Explanatory Note” preceding Item 1, Business, for background on the Restatement, the periods impacted, control considerations, and other information. In addition, we have restated certain previously reported financial information as of December 31, 2023 and for the fiscal year ended December 31, 2023 and have revised certain previously reported financial information as of December 31, 2022 and for the fiscal year ended December 31, 2022 in this Item 7, Management’s Discussion and Analysis of Financial Condition, including but not limited to information within the Results of Operations and Liquidity and Capital Resources sections. See Note 3, Restatement of Previously Issued Consolidated Financial Statements and Note 18, Quarterly Financial Data (Unaudited), in Item 8, Financial Statements and Supplementary Data, for additional information related to the Restatement, including descriptions of the Misstatements and the impacts to our consolidated financial statements. The following sections within this Management’s Discussion and Analysis of Financial Condition and Results of Operations have been updated to reflect the Restatement: Overview, Non-GAAP Financial Measures, Results of Operations, Liquidity and Capital Resources, Cash Flows, and Critical Accounting Policies. The Restatement did not impact our Factors Affecting Our Results of Operations or Component of Our Results of Operations. Therefore, these sections are not updated herein.

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

Net loss decreased $8.1 million, or 12%, from $65.6 million for the year ended December 31, 2022, to $57.5 million for the year ended December 31, 2023.

Adjusted EBITDA decreased from negative $10.3 million for the year ended December 31, 2022, to negative $18.1 million for the year ended December 31, 2023. Adjusted EBITDA is not a financial measure under U.S. generally accepted accounting principles (“GAAP”). See “Non-GAAP Financial Measures” for an explanation of how we compute this non-GAAP financial measure and for the reconciliation to the most directly comparable GAAP financial measure.

As of December 31, 2023, we had cash and cash equivalents of $75.6 million and an accumulated deficit of $123.6 million.

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

Because of these and other limitations, you should consider our non-GAAP measures only as supplemental to other GAAP-based financial measures. For a full reconciliation of Adjusted EBITDA to the most comparable GAAP financial measure, see “Reconciliation Between GAAP and Non-GAAP Measure”.

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

	Year Ended December 31,
	2023	2022
(in thousands)	(As Restated)	(As Restated)
Net loss	$(57,534)	$(65,649)
Interest expense, net	5,165	4,129
Income tax expense (benefit)	213	(64)
Depreciation and amortization expense	15,542	13,728
Stock based compensation expense	12,364	10,365
Employee stock purchase plan expense	322	213
Loss on early extinguishment of debt (1)	5,308	—
Change in fair value of financial instruments (2)	546	(57)
Legal Settlement (3)	—	27,000
Adjusted EBITDA	$(18,074)	$(10,335)

------------------------------------------

(1) Represents non-recurring expenses related to the write-off of unamortized debt issuance costs and fees incurred to exit the

MidCap Credit Agreements early

(2) Represents non-cash changes in the fair value of earnout liabilities and interest rate swap contract for the years ended December 31, 2023 and

2022

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

Cost of Goods Sold, Gross Profit and Gross Margin

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

Other Income (Expense)

Other Income (Expense), net

Other income (expense), net consists primarily of changes in fair value related to earn-out liabilities and our interest rate swap contract.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt consists of the write-off of unamortized debt issuance costs and fees incurred to exit the MidCap Credit Agreements early.

Interest Expense, net

Interest expense consists of interest incurred, amortization of financing costs and interest income earned during the reported periods.

Results of Operations

For the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the period presented below.

	Year Ended December 31,		Change
	2023	2022	Amount	%
(in thousands)	(As Restated)	(As Restated)
Net revenue	$216,389	$181,383	$35,006	19%
Cost of goods sold	51,954	32,117	19,837	62%
Gross profit	164,435	149,266	15,169	10%

Operating expenses:
Research and development costs	30,078	24,650	5,428	22%
Selling, general, administrative	180,022	159,323	20,699	13%
Legal settlement	—	27,000	(27,000)	*
Total operating expenses	210,100	210,973	(873)	0%
Operating loss	(45,665)	(61,707)	16,042	(26)%

Other income (expense):
Other income (expense), net	(1,183)	123	(1,306)	*
Loss on early extinguishment of debt	(5,308)	—	(5,308)	*
Interest expense, net	(5,165)	(4,129)	(1,036)	(25)%
Total other expense	(11,656)	(4,006)	(7,650)	*
Loss before income taxes	(57,321)	(65,713)	8,392	13%
Income tax expense (benefit)	213	(64)	277	*
Net loss	$(57,534)	$(65,649)	$8,115	12%

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

Cost of Goods Sold and Gross Profit Margin. Cost of goods sold increased $19.8 million, or 62%, from $32.1 million during the year ended December 31, 2022, to $52.0 million during the corresponding period in 2023, primarily due to an increase in non-cash charges for excess and obsolete inventory, non-cash changes in inventory variances, and higher variable costs. Gross profit margin for the year ended December 31, 2023, decreased to 76.0%, compared to 82.3% in the same period of 2022. The decrease in gross profit margin is primarily the result of an increase in non-cash charges for excess and obsolete inventory, non-cash changes in inventory variances, higher prices from suppliers and increased revenue from International which has lower average selling prices, partially offset by lower freight expense as a percentage of revenue.

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

Other Income (Expense), net. Other expense increased $1.3 million, from income of $0.1 million during the year ended December 31, 2022, to expense of $1.2 million during the year ended December 31, 2023. The change in other income (expense), net is primarily related to the change in fair value of the interest rate swap combined with the change in fair value of contingent consideration.

Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt was $5.3 million for the year ended December 31, 2023, as we wrote off the unamortized debt issuance costs and incurred fees to exit the MidCap Credit Agreements early.

Interest Expense, net. Interest expense increased $1.1 million, or 25%, from $4.1 million for the year ended December 31, 2022, to $5.2 million for the year ended December 31, 2023, primarily due to higher levels of outstanding debt and higher interest rates on our outstanding debt, offset partially by higher interest income.

For the Years Ended December 31, 2022 and 2021

For a comparison of our results of operations and cash flows for the years ended December 31, 2022 and 2021, see Part II, Item 7 of the Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 2, 2023, which comparative information is incorporated by reference in this Amended 2023 Annual Report.

Liquidity and Capital Resources

Our primary sources of capital from inception through December 31, 2023, have been from cash flows from operations, private placements of securities, proceeds from our public offerings and the incurrence of indebtedness. As of December 31, 2023, we had cash and cash equivalents of $75.6 million and an accumulated deficit of $123.6 million.

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

MidCap Credit Agreements

On May 6, 2021, the Company entered into a new credit agreement with MidCap Financial Trust to provide a total of $70.0 million including up to a $30.0 million revolving loan (“MidCap Revolving Loan”) and up to a $40.0 million term loan (“MidCap Term Loan”), secured by substantially all the Company’s assets (“MidCap Credit Agreements”). The MidCap Term Loan was comprised of two tranches, the first of which provided a commitment amount of $10.0 million, and the second a commitment of $30.0 million. The MidCap Term Loan and Midcap Revolving Loan bore a variable interest rate of LIBOR plus 6% and LIBOR plus 3%, respectively, and matures on the earlier of May 1, 2026, or a change in control event (the “Termination Date”). The entire principal balances of the MidCap Revolving Loan and MidCap Term Loan were due on the Termination Date. Interest payments were payable monthly, with optional principal prepayments allowed under the MidCap Credit Agreements. The Midcap Credit Agreements required us to maintain minimum net product sales and minimum consolidated EBITDA, (each term as defined in the Midcap Credit Agreements), for the preceding twelve-month period.

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

Effective as of November 2, 2023, the Company entered into the Second Amendment to the Zions Facility (the “Second Amendment”). The Second Amendment replaces references to MidCap Financial Trust and MidCap Credit Agreements with references to Ares and the Ares Credit Agreement. As of December 31, 2023, we were in compliance with all financial covenants under the Second Amendment.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for the periods presented below (in thousands):

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(As Restated)	(As Restated)
Net cash (used in) provided by:
Operating activities	$(63,890)	$(49,181)	$(14,709)	(30)%
Investing activities	(26,987)	(60,693)	33,706	56%
Financing activities	128,653	39,487	89,166	(226)%
Effect of exchange rate changes on cash	(605)	(497)	(108)	(22)%
Net increase (decrease) in cash	$37,171	$(70,884)	$108,055	*

------------------------------------------

* Not Meaningful

Net Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2023, was $63.9 million, consisting of a $57.5 million net loss, inclusive of $3.4 million of early exit fees associated with our Midcap debt, inventory increases of $32.6 million and final legal settlement payments of $22.0 million, partially offset by non-cash expenses of $36.0 million, which primarily consisted of $15.5 million of depreciation and amortization and $12.4 million of stock-based compensation expense, $4.0 million of excess and obsolete inventory, and other working capital improvements of $12.3 million. The changes in working capital are comprised primarily of a $6.7 million increase in accounts payable and a $6.4 million increase in accrued expenses.

Net cash used in operating activities for the year ended December 31, 2022, was $49.2 million, consisting primarily of net loss of $65.6 million plus non-cash expenses of $25.4 million, which primarily consisted of $13.7 million of depreciation and amortization, $10.4 million of stock-based compensation expense, $0.5 million of excess and obsolete inventory, and negative changes in working capital of $9.3 million. The changes in working capital are comprised of $21.9 million of inventory purchases and a $12.0 million increase in accounts receivable offset partially by accrued legal settlement of $22.0 million and other working capital decreases of $3.0 million.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2023, was $27.0 million, consisting primarily of surgical instrumentation purchases plus other purchases of property, plant and equipment.

Net cash used in investing activities for the year ended December 31, 2022, was $60.7 million, consisting primarily of our purchase of Disior for $18.5 million (financed by a $20.0 million draw on the Company’s term loan), the purchase of our Denver headquarters building for $18.3 million (financed in part by a $16.0 million mortgage loan), surgical instrumentation purchases for $12.7 million, capital spend associated with the launch of SAP of $4.3 million and capitalization of certain patent costs.

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

Net cash provided by financing activities for the year ended December 31, 2022, was $39.5 million, consisting of $36.0 million proceeds from long-term debt, including a $20.0 million draw on the Company’s Midcap Term Loan to finance the Disior acquisition and a $16.0 million loan to finance the purchase of the Company’s Denver headquarters and $5.3 million in proceeds from the exercise of stock options partially offset by a $1.0 million payout on earnout liabilities.

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

Due to the nature of our products, returns are minimal and an estimate for returns is not material. The timing of revenue recognition may differ from the timing of invoicing to our customers. We have recorded unbilled accounts receivable involving management judgment related to this timing difference of $5.6 million and $4.5 million as of December 31, 2023, and December 31, 2022, respectively.

Inventories, Net

Inventories are considered finished goods and are purchased from third party contract manufacturers. These inventories consist of implants, hardware, and consumables and are held in our warehouse, with third-party independent sales representatives or distributors, or consigned directly with hospitals.

Inventories are stated at the lower of cost (weighted average cost basis) or net realizable value. When sold, inventory is relieved at weighted average cost. We evaluate the carrying value of our inventories in relation to historical sales, current inventory levels, and consideration of the life cycle of the product. A significant decrease in demand or development of products could result in an increase in the amount of excess inventory on hand, which could lead to additional charges for excess and obsolete inventory. The Company estimates a reserve for obsolete and slow-moving inventory based on current inventory levels and historical sales. Expenses for excess and obsolete inventory are included in Cost of goods sold. The inventory reserve was $20.9 million and $16.8 million as of December 31, 2023 and 2022, respectively.

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

Stock-Based Compensation

All stock-based awards to employees and nonemployee contractors, including any grants of stock, stock options, restricted stock units (“RSU”), performance stock units (“PSU”) and the option to purchase common stock under the Employee Stock Purchase Plan (“ESPP”), are measured at fair value at the grant date and recognized over the relevant vesting period in accordance with ASC Topic 718, Compensation - Stock Compensation (“ASC 718”). Stock-based awards to nonemployees are recognized as a selling, general and administrative expense over the period of performance. Such awards are measured at fair value at the date of grant. In addition, for awards that vest immediately, the awards are measured at fair value and recognized in full at the grant date.

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

Recently Issued Accounting Pronouncements

See Note 2 to our consolidated financial statements included elsewhere in this Amended 2023 Annual Report for new accounting pronouncements not yet adopted as of the date of this report.

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

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	99

Consolidated Balance Sheets (As Restated) as of December 31, 2023 and 2022	102

Consolidated Statements of Operations and Comprehensive Loss for the Years (As Restated) ended December 31, 2023, 2022 and 2021	103

Consolidated Statements of Convertible Preferred Series Equity and Stockholders’ Equity (As Restated) for the Years ended December 31, 2023, 2022 and 2021	104

Consolidated Statements of Cash Flows for the Years (As Restated) ended December 31, 2023, 2022 and 2021	105

Notes to Consolidated Financial Statements	106

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Paragon 28, Inc.

Opinions on the Financial Statements and Internal Controls over Financial Reporting

We have audited the accompanying consolidated balance sheets of Paragon 28, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, convertible preferred series equity and stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

In our report dated February 29, 2024, we expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. As described below, material weaknesses were subsequently identified as a result of the restatement of the previously issued financial statements. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, as expressed herein, is different from that expressed in our previous report.

Restatement of the 2022 and 2023 Financial Statements

As discussed in Note 3 to the financial statements, the accompanying 2022 and 2023 financial statements have been restated to correct misstatements.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting (As Restated)” within Item 9a. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

a)
a material weakness in the control environment component of COSO as the Company lacked a sufficient complement of financial and accounting personnel with the necessary technical and accounting knowledge, experience, and training related to accounting for inventory in accordance with GAAP.
b)
the material weakness in the control environment contributed to a lack of controls designed and implemented to timely prevent a material misstatement in the accounting for the valuation of inventory. The control deficiencies constitute material weaknesses, individually and in the aggregate, related to: (i) the calculation of the excess and obsolescence reserve and (ii) capitalization of purchase price variances; and
c)
a material weakness in the monitoring component of COSO as management did not design and implement effective ongoing monitoring activities over the execution of business performance reviews and account analysis, which resulted in the inability to identify material errors in the financial statements and to communicate all relevant internal control deficiencies to those parties responsible for taking corrective action in a timely manner.

These material weaknesses were considered in determining the nature, timing, and extend of audit tests applied in our audit of the financial statements as of and for the year ended December 31, 2023, of the Company, and this report does not affect our opinion on such financial statements.

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

/s/ Deloitte & Touche LLP

Denver, Colorado

February 29, 2024, (August 8, 2024, as to the effects of the restatement discussed in Note 3 to the financial statements and as to the effects of the material weaknesses described in Management’s Report on Internal Control over Financial Reporting (As Restated))

We have served as the Company’s auditor since 2020.

PARAGON 28, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2023	December 31, 2022
	(As Restated)	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$75,639	$38,468
Trade receivables, net of allowance for doubtful accounts of $1,339 and $1,688, respectively	37,323	37,687
Inventories, net	90,046	61,288
Income taxes receivable	794	615
Other current assets	3,997	4,658
Total current assets	207,799	142,716

Property and equipment, net	74,122	61,938
Intangible assets, net	21,674	22,387
Goodwill	25,465	25,465
Deferred income taxes	705	148
Other assets	2,918	3,132
Total assets	$332,683	$255,786

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,696	$14,939
Accrued expenses	27,781	26,807
Accrued legal settlement	—	22,000
Other current liabilities	883	3,844
Current maturities of long-term debt	640	728
Income taxes payable	243	184
Total current liabilities	51,243	68,502

Long-term liabilities:
Long-term debt net, less current maturities	109,799	42,182
Other long-term liabilities	1,048	1,628
Deferred income taxes	233	342
Income taxes payable	635	527
Total liabilities	162,958	113,181

Commitments and contingencies (Note 15)

Stockholders’ equity:
Common stock, $0.01 par value, 300,000,000 shares authorized; 83,738,974 and 78,684,107 shares issued, and 82,825,455 and 77,770,588 shares outstanding as of December 31, 2023 and December 31, 2022, respectively	827	776
Additional paid in capital	298,394	213,956
Accumulated deficit	(123,646)	(66,112)
Accumulated other comprehensive income (loss)	132	(33)
Treasury stock, at cost; 913,519 shares as of December 31, 2023 and December 31, 2022	(5,982)	(5,982)
Total stockholders’ equity	169,725	142,605
Total liabilities & stockholders’ equity	$332,683	$255,786

The accompanying notes are an integral part of these consolidated financial statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
	(As Restated)	(As Restated)
Net revenue	$216,389	$181,383	$147,464
Cost of goods sold	51,954	32,117	28,024
Gross profit	164,435	149,266	119,440

Operating expenses:
Research and development costs	30,078	24,650	16,128
Selling, general, and administrative	180,022	159,323	114,087
Legal settlement	—	27,000	—
Total operating expenses	210,100	210,973	130,215
Operating loss	(45,665)	(61,707)	(10,775)

Other income (expense):
Other income (expense), net	(1,183)	123	(486)
Loss on early extinguishment of debt	(5,308)	—	—
Interest expense, net	(5,165)	(4,129)	(1,719)
Total other expense	(11,656)	(4,006)	(2,205)
Loss before income taxes	(57,321)	(65,713)	(12,980)
Income tax expense (benefit)	213	(64)	713
Net loss	$(57,534)	$(65,649)	$(13,693)
Foreign currency translation adjustment	165	(41)	(815)
Comprehensive loss	$(57,369)	$(65,690)	$(14,508)
Weighted average number of shares of common stock outstanding:
Basic	82,087,329	76,766,100	52,916,711
Diluted	82,087,329	76,766,100	52,916,711
Net loss per share attributable to common stockholders:
Basic	$(0.70)	$(0.86)	$(0.26)
Diluted	$(0.70)	$(0.86)	$(0.26)

The accompanying notes are an integral part of these consolidated financial statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED SERIES EQUITY & STOCKHOLDERS’ EQUITY

(in thousands, except for number of shares)

	Series A		Series B
	Convertible		Convertible						Accumulated
	Preferred		Preferred		Common		Additional		Other		Total
	Stock		Stock		Stock		Paid-in-	Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Equity
Balance, December 31, 2020	13,812,500	$4,250	6,608,700	$36,842	46,738,540	$467	$22,107	$12,418	$823	$(5,422)	$30,393
Net loss	—	—	—	—	—	—	—	(13,693)	—	—	(13,693)
Issuance of common stock	—	—	—	—	151,515	1	1,000	—	—	—	1,001
Issuance of common stock related to IPO, net of issuance costs of $4,304	—	—	—	—	8,984,375	90	129,294	—	—	—	129,384
Common stock repurchase	—	—	—	—	(85,049)	(1)	—	—	—	(560)	(561)
Conversion of Series A and Series B preferred stock to common stock	(13,812,500)	(4,250)	(6,608,700)	(36,842)	20,421,200	204	40,076	812	—	—	41,092
Options exercised	—	—	—	—	236,706	2	443	—	—	—	445
Foreign currency translation	—	—	—	—	—	—	—	—	(815)	—	(815)
Stock-based compensation	—	—	—	—	—	—	4,948	—	—	—	4,948
Balance, December 31, 2021	—	—	—	—	76,447,287	763	197,868	(463)	8	(5,982)	192,194
Net loss (As Restated)	—	—	—	—	—	—	—	(65,649)	—	—	(65,649)
Offering costs associated with initial public offering	—	—	—	—	—	—	(266)	—	—	—	(266)
Options exercised	—	—	—	—	1,284,333	13	5,258	—	—	—	5,271
Foreign currency translation	—	—	—	—	—	—	—	—	(41)	—	(41)
Employee stock purchase plan	—	—	—	—	38,968	—	731	—	—	—	731
Stock-based compensation	—	—	—	—	—	—	10,365	—	—	—	10,365
Balance, December 31, 2022 (As Restated)	—	—	—	—	77,770,588	776	213,956	(66,112)	(33)	(5,982)	142,605
Net loss (As Restated)	—	—	—	—	—	—	—	(57,534)	—	—	(57,534)
Issuance of common stock net of issuance costs of $827	—	—	—	—	4,312,500	43	68,410	—	—	—	68,453
Options exercised	—	—	—	—	668,925	7	2,399	—	—	—	2,406
Foreign currency translation	—	—	—	—	—	—	—	—	165	—	165
Employee stock purchase plan	—	—	—		73,442	1	1,265	—	—	—	1,266
Stock-based compensation	—	—	—	—	—	—	12,364	—	—	—	12,364
Balance, December 31, 2023 (As Restated)	—	—	—	—	82,825,455	$827	$298,394	$(123,646)	$132	$(5,982)	$169,725

The accompanying notes are an integral part of these consolidated financial statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2023	2022	2021
	(As Restated)	(As Restated)
Cash flows from operating activities
Net loss	$(57,534)	$(65,649)	$(13,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,542	13,728	8,961
Allowance for doubtful accounts	614	155	1,022
Provision for excess and obsolete inventories	4,037	485	2,821
Loss on early extinguishment of debt	1,881	—	—
Stock-based compensation	12,364	10,365	4,948
Change in fair value of financial instruments	546	(57)	440
Other	984	704	1,014
Changes in other assets and liabilities, net of acquisitions:
Accounts receivable	(161)	(12,013)	(6,461)
Inventories	(32,628)	(21,852)	(11,098)
Accounts payable	6,742	1,895	3,431
Accrued expenses	6,428	2,317	7,095
Accrued legal settlement	(22,000)	22,000	—
Income tax receivable/payable	(50)	391	671
Other assets and liabilities	(655)	(1,650)	(2,468)
Net cash used in operating activities	(63,890)	(49,181)	(3,317)

Cash flows from investing activities
Purchase of office building	—	(18,300)	—
Purchases of property and equipment	(26,716)	(22,813)	(18,296)
Proceeds from sale of property and equipment	1,043	897	799
Purchases of intangible assets	(1,314)	(1,973)	(2,993)
Acquisitions, net of cash received	—	(18,504)	(15,000)
Net cash used in investing activities	(26,987)	(60,693)	(35,490)

Cash flows from financing activities
Proceeds from draw on term loan	—	20,000	—
Proceeds from issuance of long-term debt	100,000	16,000	10,000
Payments on long-term debt	(30,727)	(570)	(6,034)
Payments of debt issuance costs	(4,423)	(732)	(3,139)
Proceeds from issuance of common stock, net of issuance costs	68,453	—	1,001
Proceeds from IPO, net of issuance costs	—	—	129,384
Payments on treasury stock repurchased	—	—	(561)
Proceeds from exercise of stock options	2,406	5,271	445
Proceeds from employee stock purchase plan	944	518	—
Payments on earnout liability	(8,000)	(1,000)	—
Net cash provided by financing activities	128,653	39,487	131,096

Effect of exchange rate changes on cash and cash equivalents	(605)	(497)	(438)
Net increase (decrease) in cash and cash equivalents	37,171	(70,884)	91,851
Cash and cash equivalents at beginning of period	38,468	109,352	17,501
Cash and cash equivalents at end of period	$75,639	$38,468	$109,352

Supplemental disclosures of cash flow information:
Restricted cash (Note 8)	$1,000	$—	$—
Cash paid for income taxes	908	1,103	678
Cash paid for interest	4,271	3,073	1,086
Purchase of property and equipment included in accounts payable	3,402	3,402	881

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

NOTE 1. BUSINESS AND BASIS OF PRESENTATION

Business

Paragon 28, Inc. (collectively with its subsidiaries, “we,” “us,” “our,” “P28” or the “Company”) develops, distributes, and sells medical devices in the foot and ankle segment of the orthopedic implant marketplace. Our approach to product development is procedurally focused, resulting in a full range of procedure-specific foot and ankle products designed specifically for foot and ankle anatomy. Our products and product families include plates and plating systems, screws, staples, and nails aimed to address all major foot and ankle procedures including fracture fixation, forefoot, ankle, flatfoot or progressive collapsing foot deformity (“PCDF”), charcot foot and orthobiologics. P28 is a United States (“U.S.”) based company incorporated in the State of Delaware, with headquarters in Englewood, Colorado. Our sales representatives and distributors are located globally with the majority concentrated in the U.S., Australia, South Africa, and the United Kingdom.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Any changes in these estimates will be reflected in the Company’s Consolidated Financial Statements. Significant items subject to such estimates and assumptions include the determination of the credit loss reserves for trade receivables, inventory obsolescence, impairment of long-lived assets, recoverability of goodwill and intangible assets, contingent earn-out liability, interest rate swap valuation, income taxes and stock-based compensation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Foreign Currency Translation

The Consolidated Financial Statements are presented in U.S. dollars. The Company’s non-U.S. subsidiaries have a functional currency (i.e., the currency in which operational activities are primarily conducted) that is other than the U.S. dollar, generally the currency of the country in which such subsidiaries are domiciled. Such subsidiaries’ assets and liabilities are translated into U.S. dollars at year-end exchange rates, while revenue and expenses are translated at average exchange rates during the year based on the daily closing exchange rates. Adjustments that result from translating amounts from a subsidiary’s functional currency to U.S. dollars are reported in Accumulated other comprehensive loss, net of tax, a separate component of stockholders' equity.

Transactions made in a currency other than the functional currency are remeasured to the functional currency at the exchange rates on the dates of the transaction. Foreign exchange gains and losses are recorded within Other income (expense), net on the Consolidated Statements of Operations and Comprehensive Loss.

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

Cash

Cash and cash equivalents include cash, money market funds, and highly liquid investments with an original maturity of three months or less. As of December 31, 2023, $1,000 related to the achievement of an Additive Orthopaedics acquisition milestone was included as restricted cash within the Consolidated Balance Sheets and Consolidated Statement of Cash Flows. For additional information regarding the Additive Orthopaedics acquisition refer to Note 4 to our Consolidated Financial Statements. There were no contractual or other restrictions as to the use of cash for the years ended December 31, 2022 or 2021.

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

Inventories are stated at the lower of cost or net realizable value, with the US inventory cost determined on a first-in first out basis or and International inventory cost determined on weighed average cost basis. When sold, inventory is relieved at weighted average cost. We evaluate the carrying value of our inventories in relation to historical sales, current inventory levels, and consideration of the life cycle of the product. A significant decrease in demand or development of products could result in an increase in the amount of excess inventory on hand, which could lead to additional charges for excess and obsolete inventory. The Company estimates a reserve for obsolete and slow-moving inventory based on current inventory levels and historical sales. Expense for excess and obsolete inventory is included in Cost of goods sold. The inventory reserve was $20,921 and $16,804 as of December 31, 2023 and 2022, respectively.

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

Depreciation is provided using the straight-line method based on useful lives of the assets which range from three to twenty-five years, which best reflects the pattern of use. The Company depreciates surgical instrumentation, once available for use, over a five-year period and in certain cases, once available for use, over a three-year period. Depreciation for surgical instrumentation used in surgery is included in Selling, general, and administrative expense in the Consolidated Statements of Operations and Comprehensive Loss. Leasehold improvements are amortized using the straight-line method over the shorter of the asset’s useful life or the lease term.

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

Goodwill

Goodwill represents the excess of the purchase price as compared to the fair value of net assets acquired and liabilities assumed. Goodwill is not amortized but is tested for impairment annually or when indications of impairment exist. Goodwill is tested at the reporting unit level as defined in ASC 350. Per this definition, a reporting unit is an operating segment or one level below an operating segment. The Company has determined one reporting unit for the purpose of goodwill impairment. We can elect to qualitatively assess goodwill for impairment if it is more likely than not that the fair value of a reporting unit exceeds its carrying value.

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

Financial instruments (principally cash and cash equivalents, trade receivables, accounts payable and accrued expenses) are carried at cost, which approximates fair value due to the short-term maturity of these instruments. The majority of our debt is carried at cost, which approximates fair value due to the variable interest rate associated with our debt. However, we are the fixed rate payor on an interest rate swap contract associated with the Company’s Zions Facility, which is classified as Level 2. We reassess the fair value of our interest rate swap on a quarterly basis. The change in fair value is recorded in Other income (expense), net in the Consolidated Statements of Operations and Comprehensive Loss. The Company does not have any assets or liabilities presented in the Level 1 category as of December 31, 2023, and 2022, and there were no changes in level hierarchies during the years ended December 31, 2023, 2022 and 2021. See “Contingent Earn-out Consideration” below for a discussion on our Level 3 inputs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Contingent Earn-out Consideration

Business combinations may include contingent earn-out consideration as part of the purchase price under which the Company will make future payments to the seller upon the achievement of certain milestones. The fair value of the contingent earn-out consideration is estimated as of the acquisition date at the present value of the expected contingent payments and is subsequently remeasured at each balance sheet date. Two methodologies may be considered in the valuation: the scenario-based model (“SBM”) and Monte Carlo simulation. The SBM relies on multiple outcomes to estimate the likelihood of future payoff of the contingent consideration. The resulting earnout payoff is then probability-weighted and discounted at an appropriate risk adjusted rate in order to arrive at the present value of the expected earnout payment. The Monte Carlo simulation is used to value the non-linear contingent considerations based on projected financial metrics. Each trial of the Monte Carlo simulation draws a value from the assumed distribution for the underlying metric. The earnout payoff for each simulation trial is calculated based on that particular simulated path for the underlying metrics and then discounted to present value using the risk-free rate, adjusted for counterparty credit risk. The value of the earnout is estimated as the average value from all simulation trials. The fair value estimates use unobservable inputs that reflect our own assumptions as to the ability of the acquired business to meet the targeted benchmarks and discount rates used in the calculations. The unobservable inputs are defined in ASC Topic 820, Fair Value Measurements and Disclosures, as Level 3 inputs.

We review the probabilities of achievement of the earnout milestones to determine impact on the fair value of the earnout consideration on a quarterly basis over the earn-out period. Actual results are compared to the estimates and probabilities of achievement used in our forecasts. Should actual results of the acquired business increase or decrease as compared to our estimates and assumptions, the estimated fair value of the contingent earn-out consideration liability will increase or decrease, up to the contractual limit, as applicable. Changes in the estimated fair value of the contingent earn-out consideration are recorded in Other income (expense), net in the Consolidated Statements of Operations and Comprehensive Loss and are reflected in the period in which they are identified. Changes in the estimated fair value of the contingent earn-out consideration may materially impact or cause volatility in our operating results.

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

Due to the nature of our products, returns are minimal and an estimate for returns is not material. The timing of revenue recognition may differ from the timing of invoicing to our customers. We recorded unbilled revenue of $5,598 and $4,511 as of December 31, 2023, and December 31, 2022, respectively. Determining unbilled revenue involves management judgment.

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

Stock-Based Compensation

All stock-based awards to employees and nonemployee contractors, including any grants of stock, stock options, restricted stock units (“RSU”), performance stock units (“PSU”) and the option to purchase common stock under the Employee Stock Purchase Plan (“ESPP”), are measured at fair value at the grant date and recognized over the relevant vesting period in accordance with the ASC Topic 718, Compensation - Stock Compensation (“ASC 718”). Stock-based awards to nonemployees are recognized as a selling, general and administrative expense over the period of performance. Such awards are measured at fair value at the date of grant. In addition, for awards that vest immediately, the awards are measured at fair value and recognized in full at the grant date.

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

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740) (“ASU 2019-12”), which is part of the FASB’s overall simplification initiative to reduce the costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. ASU 2019-12 simplifies accounting guidance for intra-period allocations, deferred tax liabilities, year-to-date losses in interim periods, franchise taxes, step-up in tax basis of goodwill, separate entity financial statements, and interim recognition of tax laws or rate changes. The Company adopted ASU 2019-12 effective January 1, 2023. The adoption of this guidance did not have a significant impact on the Company’s Consolidated Financial Statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires entities to estimate all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The updated guidance also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. The Company adopted ASU 2016-13 effective January 1, 2023. The adoption of this guidance did not have a significant impact on the Company’s Consolidated Financial Statements and related disclosures.

Recently Issued Accounting Pronouncements

In October 2023, the FASB issued Accounting Standards Update ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). The amendments in ASU 2023-06 modify the disclosure or presentation requirements of a variety of Topics in the Codification. Certain of the amendments represent clarifications to or technical corrections of the current requirements. ASU 2023-06 is applicable to all entities subject to the SEC’s existing disclosure requirements. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company is currently evaluating the amendments in ASU 2023-06 and does not expect the adoption to have a significant impact on the Company’s related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which provides amendments to improve reportable segment disclosures requirements. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the amendments in ASU 2023-07 to determine the impact it will have on the Company's Consolidated Financial Statements and related notes for the year ended December 31, 2024, upon adoption.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), to enhance the transparency and decision usefulness of income tax disclosures. The main provisions in ASU 2023-09 enhance the disclosure requirements of rate reconciliations and income taxes paid. For public business entities, the amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this update should be applied on a prospective basis, retrospective application is permitted. The Company is currently evaluating the amendments in this guidance to determine the impact it will have on the Company’s Consolidated Financial Statements and related disclosures.

NOTE 3. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s consolidated financial statements as of and for the year ended December 31, 2023 and the Company’s unaudited condensed consolidated financial statements as of and for the fiscal quarter ended March 31, 2024, the Company identified errors in the calculation of its excess and obsolete inventory reserves, as well as its accounting for inventory variances, which resulted in a net overstatement of Inventories, net as of December 31, 2023 and a net understatement in Cost of goods sold for the fiscal year ended December 31, 2023. The consolidated financial statements (as restated) reflect the correction of this error and include adjustments to correct certain other previously identified misstatements relating to prior periods, including the fiscal year ended December 31, 2022, that the Company had determined to be immaterial both individually and in aggregate.

A description of the errors and their impacts on the previously issued financial statements are included below.

Description of Misstatement Adjustments

(a) Inventory Treatment

The Company recorded adjustments to correct the calculation of its excess and obsolete inventory reserve and valuation of purchase price variances. The corrections resulted in a decrease in Inventories, net of $8,016, an increase in the Cost of goods sold of $8,356, and a decrease in the beginning balance of Accumulated deficit of $340, respectively, as of and for the fiscal year ended December 31, 2023.

(b) Interest Rate Swap

The Company recorded adjustments to correct certain misstatements related to its interest rate swap previously corrected out of period in Q3 2023. The adjustments recognize the correction to prior periods.

The following tables reflect the impact of the Restatement of the Company’s previously reported consolidated financial statements:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

PARAGON 28, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	Year ended December 31, 2023
	As Previously Reported	Adjustments	Ref	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$75,639	$—		$75,639
Trade receivables, net of allowance for doubtful accounts of $1,339	37,323	—		37,323
Inventories, net	98,062	(8,016)	(a)	90,046
Income taxes receivable	794	—		794
Other current assets	3,997	—		3,997
Total current assets	215,815	(8,016)		207,799

Property and equipment, net	74,122	—		74,122
Intangible assets, net	21,674	—		21,674
Goodwill	25,465	—		25,465
Deferred income taxes	705	—		705
Other assets	2,918	—		2,918
Total assets	$340,699	$(8,016)		$332,683

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,696	$—		$21,696
Accrued expenses	27,781	—		27,781
Other current liabilities	883	—		883
Current maturities of long-term debt	640	—		640
Income taxes payable	243	—		243
Total current liabilities	51,243	—		51,243

Long-term liabilities:
Long-term debt net, less current maturities	109,799	—		109,799
Other long-term liabilities	1,048	—		1,048
Deferred income taxes	233	—		233
Income taxes payable	635	—		635
Total liabilities	162,958	—		162,958

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 300,000,000 shares authorized; 83,738,974 shares issued, and 82,825,455 shares outstanding as of December 31, 2023	827	—		827
Additional paid in capital	298,394	—		298,394
Accumulated deficit	(115,630)	(8,016)	(a)	(123,646)
Accumulated other comprehensive income	132	—		132
Treasury stock, at cost; 913,519 shares as of December 31, 2023	(5,982)	—		(5,982)
Total stockholders’ equity	177,741	(8,016)		169,725
Total liabilities & stockholders’ equity	$340,699	$(8,016)		$332,683

The description of the error is in the Description of Misstatement Adjustments provided herein this Note 3 Restatement of Previously Issued Consolidated Financial Statements. The impact of each error for the corresponding period in the above table is described below:

(a) Inventory Treatment - The correction of the misstatement resulted in a decrease to Inventories, net and an increase to Accumulated deficit of $8,016, including a decrease to the beginning balance of Accumulated deficit of $340 as of December 31, 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

PARAGON 28, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31, 2023
	As Previously Reported	Adjustments	Ref	As Restated
Net revenue	$216,389	$—		$216,389
Cost of goods sold	43,598	8,356	(a)	51,954
Gross profit	172,791	(8,356)		164,435

Operating expenses:
Research and development costs	30,078	—		30,078
Selling, general, and administrative	180,022	—		180,022
Total operating expenses	210,100	—		210,100
Operating loss	(37,309)	(8,356)		(45,665)

Other income (expense):
Other income (expense), net	154	(1,337)	(b)	(1,183)
Loss on early extinguishment of debt	(5,308)	—		(5,308)
Interest expense, net	(5,165)	—		(5,165)
Total other expense	(10,319)	(1,337)		(11,656)
Loss before income taxes	(47,628)	(9,693)		(57,321)
Income tax expense	213	—		213
Net loss	$(47,841)	$(9,693)		$(57,534)
Foreign currency translation adjustment	165	—		165
Comprehensive loss	$(47,676)	$(9,693)		$(57,369)
Weighted average number of shares of common stock outstanding:
Basic	82,087,329	—		82,087,329
Diluted	82,087,329	—		82,087,329
Net loss per share attributable to common stockholders:
Basic	$(0.58)	$(0.12)		$(0.70)
Diluted	$(0.58)	$(0.12)		$(0.70)

The description of each error is in the Description of Misstatement Adjustments provided herein this Note 3 Restatement of Previously Issued Consolidated Financial Statements. The impact of each error for the corresponding period in the above table is described below:

(a) Inventory Treatment - The correction of the misstatement resulted in an increase to Cost of goods sold of $8,356 for the period ended December 31, 2023.

(b) Interest Rate Swap - The correction of the misstatement resulted in a decrease to Other income (expense), net of $1,337 for the period ended December 31, 2023, and an equal impact to the beginning balance of Accumulated deficit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

PARAGON 28, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED SERIES EQUITY & STOCKHOLDERS’ EQUITY

						Accumulated
		Common		Additional		Other		Total
		Stock		Paid-in-	Accumulated	Comprehensive	Treasury	Stockholders’
As Previously Reported	Ref	Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Equity
Balance, December 31, 2022		77,770,588	$776	$213,956	$(67,789)	$(33)	$(5,982)	$140,928
Net loss		—	—	—	(47,841)	—	—	(47,841)
Issuance of common stock net of issuance costs of $827		4,312,500	43	68,410	—	—	—	68,453
Options exercised		668,925	7	2,399	—	—	—	2,406
Foreign currency translation		—	—	—	—	165	—	165
Employee stock purchase plan		73,442	1	1,265	—	—	—	1,266
Stock-based compensation		—	—	12,364	—	—	—	12,364
Balance, December 31, 2023		82,825,455	827	298,394	(115,630)	132	(5,982)	177,741
Adjustments
Balance, December 31, 2022		—	—	—	1,677	—	—	1,677
Net loss	(a)(b)	—	—	—	(9,693)	—	—	(9,693)
Issuance of common stock net of issuance costs of $827		—	—	—	—	—	—	—
Options exercised		—	—	—	—	—	—	—
Foreign currency translation		—	—	—	—	—	—	—
Employee stock purchase plan		—	—	—	—	—	—	—
Stock-based compensation		—	—	—	—	—	—	—
Balance, December 31, 2023		—	—	—	(8,016)	—	—	(8,016)
As Restated
Balance, December 31, 2022		77,770,588	776	213,956	(66,112)	(33)	(5,982)	142,605
Net loss		—	—	—	(57,534)	—	—	(57,534)
Issuance of common stock net of issuance costs of $827		4,312,500	43	68,410	—	—	—	68,453
Options exercised		668,925	7	2,399	—	—	—	2,406
Foreign currency translation		—	—	—	—	165	—	165
Employee stock purchase plan		73,442	1	1,265	—	—	—	1,266
Stock-based compensation		—	—	12,364	—	—	—	12,364
Balance, December 31, 2023		82,825,455	$827	$298,394	$(123,646)	$132	$(5,982)	$169,725

See descriptions of the Net loss impacts in the Consolidated Statement of Operations and Comprehensive Loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

PARAGON 28, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2023
	As Previously Reported	Adjustments	Ref	As Restated
Cash flows from operating activities
Net loss	$(47,841)	$(9,693)	(a)(b)	$(57,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,542	—		15,542
Allowance for doubtful accounts	614	—		614
Provision for excess and obsolete inventories	(352)	4,389	(a)	4,037
Loss on early extinguishment of debt	1,881	—		1,881
Stock-based compensation	12,364	—		12,364
Change in fair value of financial instruments	(791)	1,337	(b)	546
Other	984	—		984
Changes in other assets and liabilities, net of acquisitions:
Accounts receivable	(161)	—		(161)
Inventories	(36,595)	3,967	(a)	(32,628)
Accounts payable	6,742	—		6,742
Accrued expenses	6,428	—		6,428
Accrued legal settlement	(22,000)	—		(22,000)
Income tax receivable	(50)	—		(50)
Other assets and liabilities	(655)	—		(655)
Net cash used in operating activities	(63,890)	—		(63,890)

Cash flows from investing activities
Purchases of property and equipment	(26,716)	—		(26,716)
Proceeds from sale of property and equipment	1,043	—		1,043
Purchases of intangible assets	(1,314)	—		(1,314)
Net cash used in investing activities	(26,987)	—		(26,987)

Cash flows from financing activities
Proceeds from issuance of long-term debt	100,000	—		100,000
Payments on long-term debt	(30,727)	—		(30,727)
Payments of debt issuance costs	(4,423)	—		(4,423)
Proceeds from issuance of common stock, net of issuance costs	68,453	—		68,453
Proceeds from exercise of stock options	2,406	—		2,406
Proceeds from employee stock purchase plan	944	—		944
Payments on earnout liability	(8,000)	—		(8,000)
Net cash provided by financing activities	128,653	—		128,653

Effect of exchange rate changes on cash and cash equivalents	(605)	—		(605)
Net increase in cash and cash equivalents	37,171	—		37,171
Cash and cash equivalents at beginning of period	38,468	—		38,468
Cash and cash equivalents at end of period	$75,639	$—		$75,639

Supplemental disclosures of cash flow information:
Restricted cash	$1,000	$—		$1,000
Cash paid for income taxes	908	—		908
Cash paid for interest	4,271	—		4,271
Purchase of property and equipment included in accounts payable	3,402	—		3,402

See descriptions of the Net loss impacts in the Consolidated Statement of Operations and Comprehensive Loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

PARAGON 28, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Year ended December 31, 2022
	As Previously Reported	Adjustments	Ref	As Restated
ASSETS
Current assets:
Cash	$38,468	$—		$38,468
Trade receivables, net of allowance for doubtful accounts of $1,688	37,687	—		37,687
Inventories, net	60,948	340	(a)	61,288
Income taxes receivable	615	—		615
Other current assets	4,658	—		4,658
Total current assets	142,376	340		142,716

Property and equipment, net	61,938	—		61,938
Intangible assets, net	22,387	—		22,387
Goodwill	25,465	—		25,465
Deferred income taxes	148	—		148
Other assets	1,795	1,337	(b)	3,132
Total assets	$254,109	$1,677		$255,786

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,939	$—		$14,939
Accrued expenses	26,807	—		26,807
Accrued legal settlement	22,000	—		22,000
Other current liabilities	3,844	—		3,844
Current maturities of long-term debt	728	—		728
Income taxes payable	184	—		184
Total current liabilities	68,502	—		68,502

Long-term liabilities:
Long-term debt net, less current maturities	42,182	—		42,182
Other long-term liabilities	1,628	—		1,628
Deferred income taxes	342	—		342
Income taxes payable	527	—		527
Total liabilities	113,181	—		113,181

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 300,000,000 shares authorized; 78,684,107 shares issued, and 77,770,588 shares outstanding as of December 31, 2022	776	—		776
Additional paid in capital	213,956	—		213,956
Accumulated deficit	(67,789)	1,677	(a)(b)	(66,112)
Accumulated other comprehensive loss	(33)	—		(33)
Treasury stock, at cost; 913,519 shares as of December 31, 2022	(5,982)	—		(5,982)
Total stockholders’ equity	140,928	1,677		142,605
Total liabilities & stockholders’ equity	$254,109	$1,677		$255,786

The description of each error is in the Description of Misstatement Adjustments provided herein this Note 3 Restatement of Previously Issued Consolidated Financial Statements. The impact of each error for the corresponding period in the above table is described below:

(a) Inventory Treatment - The correction of the misstatement resulted in an increase to Inventories, net and a decrease to Accumulated deficit of $340 as of December 31, 2022.

(b) Interest Rate Swap - The correction of the misstatement resulted in an increase to Other assets and a decrease to Accumulated deficit of $1,337 as of December 31, 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

PARAGON 28, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31, 2022
	As Previously Reported	Adjustments	Ref	As Restated
Net revenue	$181,383	$—		$181,383
Cost of goods sold	32,457	(340)	(a)	32,117
Gross profit	148,926	340		149,266

Operating expenses:
Research and development costs	24,650	—		24,650
Selling, general, and administrative	159,323	—		159,323
Legal settlement	27,000	—		27,000
Total operating expenses	210,973	—		210,973
Operating loss	(62,047)	340		(61,707)

Other income (expense):
Other income (expense), net	(1,214)	1,337	(b)	123
Interest expense, net	(4,129)	—		(4,129)
Total other expense	(5,343)	1,337		(4,006)
Loss before income taxes	(67,390)	1,677		(65,713)
Income tax benefit	(64)	—		(64)
Net loss	$(67,326)	$1,677		$(65,649)
Foreign currency translation adjustment	(41)	—		(41)
Comprehensive loss	$(67,367)	$1,677		$(65,690)
Weighted average number of shares of common stock outstanding:
Basic	76,766,100	—		76,766,100
Diluted	76,766,100	—		76,766,100
Net loss per share attributable to common stockholders:
Basic	$(0.88)	$0.02		$(0.86)
Diluted	$(0.88)	$0.02		$(0.86)

The description of each error is in the Description of Misstatement Adjustments provided herein this Note 3 Restatement of Previously Issued Consolidated Financial Statements. The impact of each error for the corresponding period in the above table is described below:

(a) Inventory Treatment - The correction of the misstatement resulted in a decrease to Cost of Sales of $340 for the period ended December 31, 2022.

(b) Interest Rate Swap - The correction of the out of period misstatement resulted in an increase to Other income (expense), net of $1,337, and impacted opening accumulated deficit, for the period ended December 31, 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

PARAGON 28, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED SERIES EQUITY & STOCKHOLDERS’ EQUITY

						Accumulated
		Common		Additional		Other		Total
		Stock		Paid-in-	Accumulated	Comprehensive	Treasury	Stockholders’
As Previously Reported	Ref	Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Equity
Balance, December 31, 2021		76,447,287	$763	$197,868	$(463)	$8	$(5,982)	$192,194
Net loss		—	—	—	(67,326)	—	—	(67,326)
Offering costs associated with initial public offering		—	—	(266)	—	—	—	(266)
Options exercised		1,284,333	13	5,258	—	—	—	5,271
Foreign currency translation		—	—	—	—	(41)	—	(41)
Employee stock purchase plan		38,968	—	731	—	—	—	731
Stock-based compensation		—	—	10,365	—	—	—	10,365
Balance, December 31, 2022		77,770,588	776	213,956	(67,789)	(33)	(5,982)	140,928
Adjustments
Balance, December 31, 2021		—	—	—	—	—	—	—
Net loss	(a)(b)	—	—	—	1,677	—	—	1,677
Offering costs associated with initial public offering		—	—	—	—	—	—	—
Options exercised		—	—	—	—	—	—	—
Foreign currency translation		—	—	—	—	—	—	—
Employee stock purchase plan		—	—	—	—	—	—	—
Stock-based compensation		—	—	—	—	—	—	—
Balance, December 31, 2022		—	—	—	1,677	—	—	1,677
As Restated
Balance, December 31, 2021		76,447,287	763	197,868	(463)	8	(5,982)	192,194
Net loss		—	—	—	(65,649)	—	—	(65,649)
Offering costs associated with initial public offering		—	—	(266)	—	—	—	(266)
Options exercised		1,284,333	13	5,258	—	—	—	5,271
Foreign currency translation		—	—	—	—	(41)	—	(41)
Employee stock purchase plan		38,968	—	731	—	—	—	731
Stock-based compensation		—	—	10,365	—	—	—	10,365
Balance, December 31, 2022		77,770,588	$776	$213,956	$(66,112)	$(33)	$(5,982)	$142,605

See descriptions of the Net loss impacts in the Consolidated Statement of Operations and Comprehensive Loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

PARAGON 28, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2022
	As Previously Reported	Adjustments	Ref	As Restated
Cash flows from operating activities
Net loss	$(67,326)	$1,677	(a)(b)	$(65,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,728	—		13,728
Allowance for doubtful accounts	155	—		155
Provision for excess and obsolete inventories	485	—		485
Stock-based compensation	10,365	—		10,365
Change in fair value of financial instruments	1,280	(1,337)	(b)	(57)
Other	704	—		704
Changes in other assets and liabilities, net of acquisitions:
Accounts receivable	(12,013)	—		(12,013)
Inventories	(21,512)	(340)	(a)	(21,852)
Accounts payable	1,895	—		1,895
Accrued expenses	2,317	—		2,317
Accrued legal settlement	22,000	—		22,000
Income tax receivable/payable	391	—		391
Other assets and liabilities	(1,650)	—		(1,650)
Net cash used in operating activities	(49,181)	—		(49,181)

Cash flows from investing activities
Purchase of office building	(18,300)	—		(18,300)
Purchases of property and equipment	(22,813)	—		(22,813)
Proceeds from sale of property and equipment	897	—		897
Purchases of intangible assets	(1,973)	—		(1,973)
Acquisitions, net of cash received	(18,504)	—		(18,504)
Net cash used in investing activities	(60,693)	—		(60,693)

Cash flows from financing activities
Proceeds from draw on term loan	20,000	—		20,000
Proceeds from issuance of long-term debt	16,000	—		16,000
Payments on long-term debt	(570)	—		(570)
Payments of debt issuance costs	(732)	—		(732)
Proceeds from exercise of stock options	5,271	—		5,271
Proceeds from employee stock purchase plan	518	—		518
Payments on earnout liability	(1,000)	—		(1,000)
Net cash provided by financing activities	39,487	—		39,487

Effect of exchange rate changes on cash	(497)	—		(497)
Net decrease in cash	(70,884)	—		(70,884)
Cash at beginning of period	109,352	—		109,352
Cash at end of period	$38,468	$—		$38,468

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,103	$—		$1,103
Cash paid for interest	3,073	—		3,073
Purchase of property and equipment included in accounts payable	3,402	—		3,402

See descriptions of the Net loss impacts in the Consolidated Statement of Operations and Comprehensive Loss.

NOTE 4. BUSINESS COMBINATIONS

Disior

On January 10, 2022 (“Disior Acquisition Date”), the Company entered into a Securities Purchase Agreement (“SPA”) with Disior LTD. (“Disior”) and acquired 100% of the outstanding equity of Disior (the “Disior Acquisition”).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The aggregate purchase price of the Disior Acquisition was approximately $26,246 inclusive of an earn-out provision with a fair value of $6,550 and certain net working capital adjustments and deferred payments totaling a net payable of $222. The SPA provided for potential earn-out consideration to the seller in connection with the achievement of certain milestones with various expiration dates through the second anniversary of the Disior Acquisition Date. The earn-out has a maximum payment not to exceed $8,000 in the aggregate. If an individual milestone is not met by the specified milestone expiration date, the earn-out related to that specific milestone will not be paid. The acquisition was primarily funded by a $20,000 draw on the Company’s term loan from Midcap. Acquisition related costs were $761 during the year ended December 31, 2022, and are included in Selling, general, and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss. No acquisition related costs were incurred during the year ended December 31, 2023.

The Company has accounted for the acquisition of Disior under ASC Topic 805, Business Combinations (“ASC 805”). Disior’s results of operations are included in the Consolidated Financial Statements beginning after January 10, 2022, the Disior Acquisition Date.

The following table summarizes the purchase price:

Consideration paid:
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

The Company has accounted for the acquisition of Additive under ASC 805. Additive’s results of operations are included in the Consolidated Financial Statements beginning after May 28, 2021, the acquisition date.

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

NOTE 5. PROPERTY AND EQUIPMENT

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
NOTE 6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Our annual impairment testing date is October 1. The Company determined, after performing the qualitative analysis that there was no evidence that it is more likely than not that the fair value of the reporting unit was less than the carrying amount. Therefore, it was not necessary to perform a quantitative impairment test. As of December 31, 2023 and 2022, goodwill was $25,465.

Intangibles

Intangible assets as of December 31, 2023 are as follows:

	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and tradenames, indefinite-lived	Indefinite	$987	$—	$987
Patents, definite-lived	17.6	7,900	2,649	5,251
Customer relationships	3 -7	1,733	567	1,166
Developed technology	12	17,690	3,424	14,266
Other intangibles	3	30	26	4
Total intangible assets, net		$28,340	$6,666	$21,674

Intangible assets as of December 31, 2022, are as follows:

	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks, indefinite-lived	Indefinite	$901	$—	$901
Patents, definite-lived	16.5	6,671	2,370	4,301
Customer relationships	3 -7	1,733	279	1,454
Developed technology	12	17,690	1,973	15,717
Other intangibles	3	30	16	14
Total intangible assets, net		$27,025	$4,638	$22,387

Amortization expense is included in Selling, general, and administrative expenses, which is included on the consolidated statements of operations and comprehensive loss, and was $2,027, $2,904 and $1,372 for the years ended December 31, 2023, 2022 and 2021, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Expected future amortization expense is as follows:

2024	$1,981
2025	1,940
2026	1,940
2027	1,940
2028	1,929

No impairment charges related to intangible assets and goodwill were recorded for the years ended December 31, 2023, 2022 and 2021.

NOTE 7. ACCRUED EXPENSES

Accrued expenses consist of the following as of December 31, 2023 and 2022, respectively:

	December 31,
	2023	2022
Accrued commissions	$6,126	$6,026
Accrued compensation	10,213	8,569
Accrued purchases	1,883	204
Accrued earnout payment	2,000	6,500
Accrued interest	2,006	450
Other accrued expenses	5,553	5,058
Total accrued expenses	$27,781	$26,807

NOTE 8. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest-level input that is significant to the fair value measurement in its entirety.

The Company’s significant financial assets and liabilities measured at fair value as of December 31, 2023, were as follows:

	Level 1	Level 2	Level 3	Total
Financial Assets:
Interest rate swap	$ —	991	—	$991
Financial Liabilities:
Contingent consideration	—	—	340	$340

The Company's significant financial assets and liabilities measured at fair value as of December 31, 2022, were as follows:

	Level 1	Level 2	Level 3	Total
Financial Assets:
Interest rate swap (As Restated)	$ —	1,337	—	$1,337
Financial Liabilities:
Contingent consideration	—	—	3,640	$3,640

The Company’s Level 2 asset pertains to an interest rate swap associated with the Company’s Zions Facility, used to manage interest rate risk related to variable rate borrowings and manage exposure to the variability of cash flows. The interest rate swap is not designated for hedge accounting and is measured utilizing inputs observable in active markets. For the year ended December 31, 2023,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

we reassessed the fair value of our interest rate swap which resulted in a decrease of $0.3 million. The change in fair value is recorded in Other assets on the Consolidated Balance Sheet, Other income (expense), net within the Consolidated Statement of Operations and Comprehensive Loss.

The Company’s Level 3 instruments consist of contingent consideration. The following table provides a reconciliation of the Level 3 earn-out liabilities for the years ended December 31, 2023 and 2022:

December 31,
2023
Fair value measurement, beginning of year	$3,640
Achieved milestones paid	(2,500)
Achieved milestones reclassified to accrued expenses	(1,000)
Change in fair value of earn-out liabilities	200
Fair value measurement, end of year	$340

As of December 31, 2023, the contingent earn-out liabilities are included in Other current liabilities on the Consolidated Balance Sheet. During the year ended December 31, 2023, we reassessed the estimate of the earn-out liabilities which resulted in a net increase of $200 recorded in Other (expense) income within the Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2023.

As of December 31, 2022, three project milestones associated with the Disior acquisition and two project milestones associated with the Additive Orthopaedics acquisition were included in Accrued expenses on the Consolidated Balance Sheet totaling $5,000 and $1,500, respectively.

During the year ended December 31, 2023, $500 was paid in cash for one of the Additive Orthopaedics milestones and $5,000 was paid in cash for the Disior milestones. As of December 31, 2023, the remaining $1,000 related to the Additive Orthopaedics milestone was included in Accrued expenses on the Condensed Consolidated Balance Sheet and is included as restricted cash within the Consolidated Statement of Cash Flows for the year ended December 31, 2023. In addition, we completed two project milestones associated with the Disior acquisition and one project milestone associated with the Additive acquisition as of December 31, 2023. The Additive milestone and one of the Disior milestones were paid in cash during the year ended December 31, 2023, and the remaining Disior milestone totaling $1,000 is included in Accrued expenses on the Consolidated Balance Sheet as of December 31, 2023. For additional information on the Disior and Additive Orthopaedics acquisitions refer to Note 4 to our Consolidated Financial Statements.

NOTE 9. DEBT

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

Ares Credit Agreement

On November 2, 2023, the Company entered into a new credit agreement with Ares Capital Corporation to provide a total of $150,000, inclusive of a revolving credit facility of up to $50,000 (the “Ares Revolving Loan”) and a term loan facility of up to $100,000 (the “Ares Term Loan”). The obligations under the Ares Credit Agreement are guaranteed by each of the Borrowers’ current and future domestic subsidiaries and secured by liens on substantially all of the Borrowers’ and guarantors’ present and after-acquired assets, in each case, subject to certain customary exceptions. In connection with the closing of the Ares Credit Agreement, the Company drew down $25,000 and $75,000 on the Ares Revolving Loan and Ares Term Loan, respectively. The Ares Revolving Loan and Ares Term

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Loan bear interest at variable rates of Term SOFR plus 4% and Term SOFR plus 6.75%, respectively, subject in the case of the Ares Term Loan to certain step-downs and adjustments as set forth in the Ares Credit Agreement, and mature on the earlier of (i) November 2, 2028, and (ii) with respect to the Ares Revolving Loan, 6 months prior to the maturity date of any other indebtedness in a principal or stated amount in excess of $12,500. The Ares Credit Agreement contains a financial covenant requiring the Company to maintain certain minimum revenue levels. As of December 31, 2023, the Company was in compliance with all financial covenants under the Ares Credit Agreement. Total debt issuance costs associated with the Ares Credit Agreement were $4,275. Amortization expense associated with such debt issuance costs totaled $147, $0 and $0 for the years ended December 31, 2023, 2022 and 2021, respectively and is included in Interest expense, net on the Consolidated Statements of Operations and Comprehensive Loss.

MidCap Credit Agreements

On May 6, 2021, the Company entered into a new credit agreement with MidCap Financial Trust to provide a total of $70,000 including up to a $30,000 revolving loan (“MidCap Revolving Loan”) and up to a $40,000 term loan (“MidCap Term Loan”), secured by substantially all the Company’s assets (“MidCap Credit Agreements”). The MidCap Term Loan was comprised of two tranches, the first of which provided a commitment amount of $10,000, and the second a commitment of $30,000. The MidCap Term Loan and Midcap Revolving Loan bore a variable interest rate of LIBOR plus 6% and LIBOR plus 3%, respectively, and matured on the earlier of May 1, 2026, or a change in control event (the “Termination Date”). The entire principal balances of the MidCap Revolving Loan and MidCap Term Loan were due on the Termination Date. Interest payments were payable monthly, with optional principal prepayments allowed under the MidCap Credit Agreements. The Midcap Credit Agreements required us to maintain minimum net product sales and minimum consolidated EBITDA, (each term as defined in the Midcap Credit Agreements), for the preceding twelve-month period.

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

On November 2, 2023, in connection with the entry into the Ares Credit Agreement, the Company terminated the commitments and satisfied all outstanding obligations under the MidCap Credit Agreements. During the year ended December 31, 2023, the Company recorded a loss on early extinguishment of debt of $5,308, inclusive of the write-off of remaining unamortized debt issuance costs of $1,881 and fees incurred to exit the MidCap Credit Agreements early of $3,427. Amortization expense associated with debt issuance costs prior to write-off totaled $613, $586 and $576 for the years ended December 31, 2023, 2022 and 2021, respectively, and is included in Interest expense, net on the Consolidated Statements of Operations and Comprehensive Loss.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Effective as of November 2, 2023, the Company entered into the Second Amendment to the Zions Facility (the “Second Amendment”). The Second Amendment replaces references to MidCap Financial Trust and MidCap Credit Agreements with references to Ares and the Ares Credit Agreement. As of December 31, 2023, the Company was in compliance with all financial covenants under the Second Amendment. Total debt issuance costs associated with the Zions Facility were $219. Amortization expense associated with such debt issuance costs totaled $16, $13 and $0 for the years ended December 31, 2023, 2022 and 2021, respectively, and is included in Interest expense, net on the Consolidated Statements of Operations and Comprehensive Loss.

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

NOTE 10. CONVERTIBLE PREFERRED SERIES EQUITY AND STOCKHOLDERS’ EQUITY

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

	Year Ended December 31,
	2023	2022	2021
	(As Restated)	(As Restated)
Net loss	$(57,534)	$(65,649)	$(13,693)

Weighted-average common stock outstanding:
Basic	82,087,329	76,766,100	52,916,711
Diluted	82,087,329	76,766,100	52,916,711

Loss per share:
Basic	$(0.70)	$(0.86)	$(0.26)
Diluted	$(0.70)	$(0.86)	$(0.26)

The following outstanding potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their impact would have been antidilutive for the period presented:

	December 31,
	2023	2022	2021
Stock options	5,943,898	6,538,536	7,953,018
Restricted stock units	1,317,402	964,054	79,886

NOTE 12. STOCK-BASED COMPENSATION

The Company’s Employee Stock Purchase Plan (“ESPP”) and 2021 Incentive Award Plan (“2021 Plan”) were adopted by the Company’s Board of Directors on October 8, 2021. The ESPP and 2021 Plan were both adopted by the Company’s stockholders on October 19, 2021, and became effective on the date prior to the first date of the effectiveness of the registration statement on Form S-1 filed by the Company.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Restricted Stock Units

RSUs granted under the 2021 Plan have a ten-year contractual term and typically vest over a three or four-year period, contingent upon continued service with the Company. The following table summarizes the Company’s restricted stock units' activity for the years ended December 31, 2023.

	Year Ended December 31,
	2023
	Restricted Stock Units	Weighted-Average Fair Value
Outstanding, beginning of period	964,054	$17.74
Granted	776,359	16.56
Vested	(273,618)	17.65
Forfeited or expired	(149,393)	17.81
Outstanding, end of period	1,317,402	$17.06
Vested and expected to vest at end of period	1,305,827	$17.05

During the years ended December 31, 2023, 2022 and 2021, the Company granted 776,359, 929,090 and 79,886 RSU’s, respectively. The grant date fair value for RSUs is the thirty-day trailing average market price of the common stock on the date of grant.

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

NOTE 13. EMPLOYEE BENEFIT PLAN

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

NOTE 14. INCOME TAXES

Total provision (benefit) for income taxes for the years ended December 31, 2023, 2022 and 2021:

	December 31,
	2023	2022	2021
	(As Restated)	(As Restated)
(Loss) income before taxes
Domestic	$(56,342)	$(64,071)	$(17,030)
Foreign	(979)	(1,642)	4,050
Total loss before taxes	(57,321)	(65,713)	(12,980)
Current tax expense (benefit):
Federal	105	—	(165)
State	58	96	(36)
Foreign	730	315	744
Total current tax expense	893	411	543
Deferred tax expense (benefit):
Federal	(11,309)	(15,900)	(3,506)
State	(1,402)	(1,939)	(464)
Foreign	(1,099)	(909)	170
Change in valuation allowance	13,129	18,273	3,970
Total deferred tax (benefit) expense	(681)	(475)	170
Total tax (benefit) expense:
Federal	(11,204)	(15,900)	(3,671)
State	(1,344)	(1,843)	(500)
Foreign	(368)	(594)	914
Change in valuation allowance	13,129	18,273	3,970
Total income tax expense (benefit)	$213	$(64)	$713

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes as of December 31, 2023 and 2022 were:

	December 31,
	2023	2022
	(As Restated)	(As Restated)
Deferred tax assets:
Receivable allowances	$253	$356
Accrued expenses	1,262	5,351
S263A capitalizable costs	2,923	461
Inventory reserves	4,635	3,436
Research and development credits	3,974	3,615
Net operating losses	25,176	13,505
Interest expense	2,407	906
Stock-based compensation	4,496	3,324
Lease liability	356	384
R&D IRC 174(b) capitalized costs	5,161	3,433
Other	764	651
Total deferred tax assets	51,407	35,422
Valuation allowance	(41,671)	(28,543)
Net deferred tax assets	9,736	6,879
Deferred tax liabilities:
Property and equipment	(6,808)	(5,391)
Section 481 adjustment	(821)	—
Patents and trademarks	(1,343)	(1,304)
Right of use asset	(292)	(378)
Total deferred tax liabilities	(9,264)	(7,073)
Total net deferred tax asset (liability)	$472	$(194)

A valuation allowance is established when it is “more likely than not” that all, or a portion, of net deferred tax assets will not be realized. As a result, the Company has concluded based on all available evidence and determined that valuation allowances of $41,671 and $28,543 should be provided for certain deferred tax assets at December 31, 2023, and 2022, respectively. As of December 31, 2023 and 2022 we had federal US net operating loss carryforwards of $97,490 and $52,009 respectively which have an indefinite carryforward period and $52,211 of combined U.S state net operating loss carryforwards in various states that will begin to expire in 2033. Additionally, the Company has foreign net operating loss carryforwards of $10,368 that will begin to expire in 2034.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2023	2022
Gross unrecognized tax benefits - beginning of period	$1,431	$1,337
Increases related to current year tax positions	92	92
Increases related to prior year tax positions	—	2
Gross unrecognized tax benefits - end of period	$1,523	$1,431

The unrecognized tax benefits of $1,523, if recognized, will impact the Company’s effective tax rate. In accordance with the Company’s accounting policy, accrued interest and penalties are recognized related to unrecognized tax benefits as a component of tax expense. As of December 31, 2023, the Company recorded $106 of interest or penalties associated with unrecognized tax benefits. The Company expects the total amount of tax contingencies will not decrease in 2024 based on statute of limitation expiration.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

A reconciliation of the provision for income taxes at the federal statutory rate compared to the effective tax rate for the years ended December 31, 2023, 2022 and 2021 is:

	2023	2022	2021
	(As Restated)	(As Restated)
Statutory U.S. federal tax rate	$(12,037)	$(13,800)	$(2,726)
State taxes net of federal benefit	(1,356)	(1,863)	(492)
Non-U.S. earnings taxed at rates different than the U.S. statutory rate	5	(80)	(150)
Foreign source earnings, net of associated foreign tax credits	628	486	601
Benefit of tax credits	(501)	(458)	(1,569)
Stock based compensation	27	(2,852)	(212)
Change in valuation allowance	13,129	18,273	3,970
Change in unrecognized tax benefits	175	92	710
Other	143	138	581
Total provision (benefit) for income taxes	$213	$(64)	$713

As of December 31, 2023, our foreign operations held cash totaling $10,293. We have not provided for a U.S. deferred tax liability or foreign withholding tax on the undistributed earnings from our non-U.S. subsidiaries that are considered to be indefinitely reinvested. If such earnings were to be distributed, any U.S. deferred tax liability or foreign withholding tax would not be significant.

NOTE 15. COMMITMENTS AND CONTIGENCIES

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

As of December 31, 2023, the Company is not involved in any legal proceedings that could have a material adverse effect on its consolidated financial position.

NOTE 16. RELATED PARTY TRANSACTIONS

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

NOTE 17. SEGMENT AND GEOGRAPHIC INFORMATION

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

	December 31, 2023	December 31, 2022
	As Restated	As Restated
United States	$89,531	$80,795
Finland	25,032	25,581
Other International	9,616	6,546
Total assets	$124,179	$112,922

NOTE 18. QUARTERLY FINANCIAL DATA (Unaudited)

Subsequent to the issuance of the Company's consolidated financial statements as of and for the year ended December 31, 2023, the Company identified errors in the calculation of its excess and obsolete inventory reserves, as well as its accounting for inventory variances. The following tables present the net impact of the Restatement described in Note 3. Restatement of Previously Issued Consolidated Financial Statements on our previously reported unaudited condensed consolidated financial statements for each interim period ended September 30, 2023, June 30, 2023, March 31, 2023, respectively, which have been restated for the Misstatements, along with other immaterial accounting and disclosure errors. The following tables also present the unaudited condensed consolidated financial statements as of and for the quarterly and year-to-date periods ended September 30, 2022, June 30, 2022, and March 31, 2022, respectively, which have been revised to correct certain accounting errors that, individually, and when aggregated, are not material to those financial statements.

The previously reported amounts presented in the tables below have been derived from our Quarterly Reports on Form 10-Q filed on November 8, 2023, August 2, 2023, May 4, 2023, November 10, 2022, August 3, 2022, and May 9, 2022, respectively. See Note 3. Restatement of Previously Issued Consolidated Financial Statements for a description of the misstatements in each category of restatements referenced by (a) through (b).

Reclassification of Prior Year Presentation

In addition to the correction of errors described in Note 3. Restatement of Previously Issued Consolidated Financial Statements, certain prior period amounts have been reclassified for consistency with the current year presentation within this Note 18. 2022 Quarterly Financial Data (Unaudited). These reclassifications had no effect on the reported results of operations.

Supplementary Financial Information
The net impact of the Restatement on the Consolidated Statements of Operations and Comprehensive Loss for the three-months ended December 31, 2023 and 2022 is summarized as follows:

	Quarter Ended December 31,
	2023		2022
	As Previously Reported	As Restated	As Previously Reported	As Restated
(in thousands, except per share data)
Net revenue	$60,561	$60,561	$51,508	$51,508
Gross profit	45,121	42,357	41,971	42,221
Operating loss	(11,230)	(13,994)	(36,045)	(35,795)
Net loss	$(19,559)	$(22,323)	$(38,763)	$(38,479)

Net loss per share attributable to common stockholders:
Basic	$(0.24)	$(0.27)	$(0.50)	$(0.50)
Diluted	$(0.24)	$(0.27)	$(0.50)	$(0.50)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

As of and for the Three and Nine Months Ended September 30, 2023:

The effects of the restatement on the condensed consolidated balance sheet as of September 30, 2023 are summarized in the following table (in thousands, except share and per share data):

	September 30, 2023
	As Previously Reported	Adjustments	Ref	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$34,949	$—		$34,949
Trade receivables, net of allowance for doubtful accounts of $934	33,615	—		33,615
Inventories, net	94,380	(5,252)	(a)	89,128
Income taxes receivable	1,022	—		1,022
Other current assets	4,826	—		4,826
Total current assets	168,792	(5,252)		163,540

Property and equipment, net	73,530	—		73,530
Intangible assets, net	21,802	—		21,802
Goodwill	25,465	—		25,465
Deferred income taxes	132	—		132
Other assets	3,634	—		3,634
Total assets	$293,355	$(5,252)		$288,103

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,395	$—		$27,395
Accrued expenses	24,966	—		24,966
Other current liabilities	1,893	—		1,893
Current maturities of long-term debt	640	—		640
Total current liabilities	54,894	—		54,894

Long-term liabilities:
Long-term debt net, less current maturities	42,288	—		42,288
Other long-term liabilities	1,467	—		1,467
Deferred income taxes	327	—		327
Income taxes payable	635	—		635
Total liabilities	99,611	—		99,611

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 300,000,000 shares authorized; 83,469,426 shares issued, and 82,555,907 shares outstanding as of September 30, 2023	824	—		824
Additional paid in capital	296,018	—		296,018
Accumulated deficit	(96,071)	(5,252)	(a)	(101,323)
Accumulated other comprehensive loss	(1,045)	—		(1,045)
Treasury stock, at cost; 913,519 shares as of September 30, 2023	(5,982)	—		(5,982)
Total stockholders’ equity	193,744	(5,252)		188,492
Total liabilities & stockholders’ equity	$293,355	$(5,252)		$288,103

The description of the error is in the Description of Misstatement Adjustments provided in Note 3 Restatement of Previously Issued Consolidated Financial Statements. The impact of each error for the corresponding period in the above table is described below:

(a) Inventory Treatment - The correction of the misstatement resulted in a decrease to Inventories, net and an increase to Accumulated deficit of $5,252, including an increase to the beginning balance of Accumulated deficit of $3,724 for the three months ended and a decrease to the beginning balance of Accumulated deficit of $340 for the nine months ended September 30, 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The effects of the restatement on the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2023 are summarized in the following table (in thousands except share and per share data):

		Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Ref	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net revenue		$52,783	$—	$52,783	$155,828	$—	$155,828
Cost of goods sold	(a)	10,394	1,528	11,922	28,158	5,592	33,750
Gross profit		42,389	(1,528)	40,861	127,670	(5,592)	122,078

Operating expenses:
Research and development costs		7,244	—	7,244	21,976	—	21,976
Selling, general, and administrative		44,126	—	44,126	131,773	—	131,773
Total operating expenses		51,370	—	51,370	153,749	—	153,749
Operating loss		(8,981)	(1,528)	(10,509)	(26,079)	(5,592)	(31,671)

Other income (expense):
Other income (expenses), net	(b)	1,660	(1,291)	369	1,014	(1,337)	(323)
Interest expense, net		(1,119)	—	(1,119)	(3,127)	—	(3,127)
Total other income (expense)		541	(1,291)	(750)	(2,113)	(1,337)	(3,450)
Loss before income taxes		(8,440)	(2,819)	(11,259)	(28,192)	(6,929)	(35,121)
Income tax (benefit) expense		(108)	—	(108)	90	—	90
Net loss		$(8,332)	$(2,819)	$(11,151)	$(28,282)	$(6,929)	$(35,211)
Foreign currency translation adjustment		(630)	—	(630)	(1,012)	—	(1,012)
Comprehensive loss		$(8,962)	$(2,819)	$(11,781)	$(29,294)	$(6,929)	$(36,223)
Weighted average number of shares of common stock outstanding:
Basic		82,548,892	—	82,548,892	81,878,814	—	81,878,814
Diluted		82,548,892	—	82,548,892	81,878,814	—	81,878,814
Net loss per share attributable to common stockholders:
Basic		$(0.10)	$(0.04)	$(0.14)	$(0.35)	$(0.08)	$(0.43)
Diluted		$(0.10)	$(0.04)	$(0.14)	$(0.35)	$(0.08)	$(0.43)

The description of each error is in the Description of Misstatement Adjustments provided in Note 3 Restatement of Previously Issued Consolidated Financial Statements. The impact of each error for the corresponding period in the above table is described below:

(a) Inventory Treatment - The correction of the misstatement resulted in an increase to Cost of goods sold of $1,528 and $5,592 for the three and nine months ended September 30, 2023, respectively.

(b) Interest Rate Swap - The correction of the misstatement resulted in a decrease to Other income (expense), net of $1,291 and $1,337 for the three and nine months ended September 30, 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The effects of the restatement on the condensed consolidated statement of cash flow for the nine months ended September 30, 2023 are summarized in the following table (in thousands):

	Nine Months Ended September 30, 2023
	As Previously Reported	Adjustments	Ref	Effect of Reclassification	As Restated
Cash flows from operating activities
Net loss	$(28,282)	$(6,929)	(a)(b)	$—	$(35,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,602	—		—	10,602
Allowance for doubtful accounts	147	—		—	147
Provision for excess and obsolete inventories	2,053	1,151	(a)	—	3,204
Stock-based compensation	10,294	—		—	10,294
Change in fair value of financial instruments	—	1,337	(b)	(1,394)	(57)
Other	(1,428)	—		1,394	(34)
Changes in other assets and liabilities, net of acquisitions:
Accounts receivable	3,706	—		—	3,706
Inventories	(35,558)	4,441	(a)	—	(31,117)
Accounts payable	12,468	—		—	12,468
Accrued expenses	3,718	—		—	3,718
Accrued legal settlement	(22,000)	—		—	(22,000)
Income tax receivable/payable	(533)	—		—	(533)
Other assets and liabilities	(2,704)	—		—	(2,704)
Net cash used in operating activities	(47,517)	—		—	(47,517)

Cash flows from investing activities
Purchases of property and equipment	(21,893)	—		—	(21,893)
Proceeds from sale of property and equipment	795	—		—	795
Purchases of intangible assets	(933)	—		—	(933)
Net cash used in investing activities	(22,031)	—		—	(22,031)

Cash flows from financing activities
Payments on long-term debt	(568)	—		—	(568)
Proceeds from issuance of common stock, net of issuance costs	68,453	—		—	68,453
Proceeds from exercise of stock options	2,535	—		—	2,535
Proceeds from employee stock purchase plan	560	—		—	560
Payments on earnout liability	(5,500)	—		—	(5,500)
Net cash provided by financing activities	65,480	—		—	65,480

Effect of exchange rate changes on cash and cash equivalents	549	—		—	549
Net decrease in cash and cash equivalents	(3,519)	—		—	(3,519)
Cash and cash equivalents at beginning of period	38,468	—		—	38,468
Cash and cash equivalents at end of period	$34,949	$—		$—	$34,949

Supplemental disclosures of cash flow information:
Restricted cash	$1,000	$—		$—	$1,000
Cash paid for income taxes	610	—		—	610
Cash paid for interest	3,342	—		—	3,342
Purchase of property and equipment included in accounts payable	4,842	—		—	4,842

See descriptions of the Net loss impacts in the Consolidated Statement of Operations and Comprehensive Loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

As of and for the Three and Six Months Ended June 30, 2023:

The effects of the restatement on the condensed consolidated balance sheet as of June 30, 2023 are summarized in the following table (in thousands, except share and per share data):

	June 30, 2023
	As Previously Reported	Adjustments	Ref	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$56,747	$—		$56,747
Trade receivables, net of allowance for doubtful accounts of $1,706	34,331	—		34,331
Inventories, net	85,225	(3,724)	(a)	81,501
Income taxes receivable	870	—		870
Other current assets	3,257	—		3,257
Total current assets	180,430	(3,724)		176,706

Property and equipment, net	70,936	—		70,936
Intangible assets, net	21,921	—		21,921
Goodwill	25,465	—		25,465
Deferred income taxes	319	—		319
Other assets	1,766	1,291	(b)	3,057
Total assets	$300,837	$(2,433)		$298,404

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,681	$—		$29,681
Accrued expenses	24,390	—		24,390
Other current liabilities	1,700	—		1,700
Current maturities of long-term debt	652	—		652
Income taxes payable	20	—		20
Total current liabilities	56,443	—		56,443

Long-term liabilities:
Long-term debt net, less current maturities	42,259	—		42,259
Other long-term liabilities	1,842	—		1,842
Deferred income taxes	620	—		620
Income taxes payable	635	—		635
Total liabilities	101,799	—		101,799

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 300,000,000 shares authorized; 83,449,565 shares issued, and 82,536,046 shares outstanding as of June 30, 2023	824	—		824
Additional paid in capital	292,350	—		292,350
Accumulated deficit	(87,739)	(2,433)	(a)(b)	(90,172)
Accumulated other comprehensive loss	(415)	—		(415)
Treasury stock, at cost; 913,519 shares as of June 30, 2023	(5,982)	—		(5,982)
Total stockholders’ equity	199,038	(2,433)		196,605
Total liabilities & stockholders’ equity	$300,837	$(2,433)		$298,404

The description of each error is in the Description of Misstatement Adjustments provided in Note 3 Restatement of Previously Issued Consolidated Financial Statements. The impact of each error for the corresponding period in the above table is described below:

(a) Inventory Treatment - The correction of the misstatement resulted in a decrease to Inventories, net and an increase to Accumulated deficit of $3,724, including an increase to the beginning balance of Accumulated deficit of $983 for the three-months ended and a decrease to the beginning balance of Accumulated deficit of $340 for the six-months ended June 30, 2023.

(b) Interest Rate Swap - The correction of the misstatement resulted in an increase to Other assets and a decrease to Accumulated deficit of $1,291, including a decrease to the beginning balance of Accumulated deficit of $900 and $1,337 for the three- and six-months ended June 30, 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The effects of the restatement on the condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2023 are summarized in the following table (in thousands except share and per share data):

		Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Ref	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net revenue		$51,009	$—	$51,009	$103,045	$—	$103,045
Cost of goods sold	(a)	8,858	2,741	11,599	17,764	4,064	21,828
Gross profit		42,151	(2,741)	39,410	85,281	(4,064)	81,217

Operating expenses:
Research and development costs		7,683	—	7,683	14,732	—	14,732
Selling, general, and administrative		43,827	—	43,827	87,647	—	87,647
Total operating expenses		51,510	—	51,510	102,379	—	102,379
Operating loss		(9,359)	(2,741)	(12,100)	(17,098)	(4,064)	(21,162)

Other (expense) income:
Other (expense) income, net	(b)	(467)	391	(76)	(646)	(46)	(692)
Interest expense, net		(803)	—	(803)	(2,008)	—	(2,008)
Total other expense, net		(1,270)	391	(879)	(2,654)	(46)	(2,700)
Loss before income taxes		(10,629)	(2,350)	(12,979)	(19,752)	(4,110)	(23,862)
Income tax expense		269	—	269	198	—	198
Net loss		$(10,898)	$(2,350)	$(13,248)	$(19,950)	$(4,110)	$(24,060)
Foreign currency translation adjustment		(283)	—	(283)	(382)	—	(382)
Comprehensive loss		$(11,181)	$(2,350)	$(13,531)	$(20,332)	$(4,110)	$(24,442)
Weighted average number of shares of common stock outstanding:
Basic		82,373,441	—	82,373,441	81,536,607	—	81,536,607
Diluted		82,373,441	—	82,373,441	81,536,607	—	81,536,607
Net loss per share attributable to common stockholders:
Basic		$(0.13)	$(0.03)	$(0.16)	$(0.24)	$(0.06)	$(0.30)
Diluted		$(0.13)	$(0.03)	$(0.16)	$(0.24)	$(0.06)	$(0.30)

The description of each error is in the Description of Misstatement Adjustments provided in Note 3 Restatement of Previously Issued Consolidated Financial Statements. The impact of each error for the corresponding period in the above table is described below:

(a) Inventory Treatment - The correction of the misstatement resulted in an increase to Cost of goods sold of $2,741 and $4,064 for the three and six months ended June 30, 2023, respectively.

(b) Interest Rate Swap - The correction of the misstatement resulted in an increase to Other (expense) income, net of $391 and a decrease to Other (expense) income of $46 for the three and six months ended June 30, 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The effects of the restatement on the condensed consolidated statement of cash flow for the six months ended June 30, 2023 are summarized in the following table (in thousands):

	Six Months Ended June 30, 2023
	As Previously Reported	Adjustments	Ref	Effect of Reclassification	As Restated
Cash flows from operating activities
Net loss	$(19,950)	$(4,110)	(a)(b)	$—	$(24,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,414	—		—	6,414
Allowance for doubtful accounts	147	—		—	147
Provision for (reversal of) excess and obsolete inventories	(205)	1,128	(a)	—	923
Stock-based compensation	6,782	—		—	6,782
Change in fair value of financial instruments	—	46	(b)	320	366
Other	714	—		(320)	394
Changes in other assets and liabilities, net of acquisitions:
Accounts receivable	3,138	—		—	3,138
Inventories	(23,895)	2,936	(a)	—	(20,959)
Accounts payable	14,745	—		—	14,745
Accrued expenses	1,845	—		—	1,845
Accrued legal settlement	(22,000)	—		—	(22,000)
Income tax receivable/payable	(359)	—		—	(359)
Other assets and liabilities	(779)	—		—	(779)
Net cash used in operating activities	(33,403)	—		—	(33,403)

Cash flows from investing activities
Purchases of property and equipment	(15,354)	—		—	(15,354)
Proceeds from sale of property and equipment	635	—		—	635
Purchases of intangible assets	(544)	—		—	(544)
Net cash used in investing activities	(15,263)	—		—	(15,263)

Cash flows from financing activities
Payments on long-term debt	(396)	—		—	(396)
Proceeds from issuance of common stock, net of issuance costs	68,453	—		—	68,453
Proceeds from exercise of stock options	2,464	—		—	2,464
Proceeds from employee stock purchase plan	560	—		—	560
Payments on earnout liability	(4,250)	—		—	(4,250)
Net cash provided by financing activities	66,831	—		—	66,831

Effect of exchange rate changes on cash and cash equivalents	114	—		—	114
Net increase in cash and cash equivalents	18,279	—		—	18,279
Cash and cash equivalents at beginning of period	38,468	—		—	38,468
Cash and cash equivalents at end of period	$56,747	$—		$—	$56,747

Supplemental disclosures of cash flow information:
Restricted cash	$2,250	$—		$—	$2,250
Cash paid for taxes	456	—		—	456
Cash paid for interest	2,068	—		—	2,068
Purchase of property and equipment included in accounts payable	5,617	—		—	5,617

See descriptions of the Net loss impacts in the Consolidated Statement of Operations and Comprehensive Loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

As of and for the Three Months Ended March 31, 2023:

The effects of the restatement on the condensed consolidated balance sheet as of March 31, 2023 are summarized in the following table (in thousands, except share and per share data):

	March 31, 2023
	As Previously Reported	Adjustments	Ref	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$85,883	$—		$85,883
Trade receivables, net of allowance for doubtful accounts of $1,816	37,262	—		37,262
Inventories, net	69,174	(983)	(a)	68,191
Income taxes receivable	596	—		596
Other current assets	4,167	—		4,167
Total current assets	197,082	(983)		196,099

Property and equipment, net	66,810	—		66,810
Intangible assets, net	22,137	—		22,137
Goodwill	25,465	—		25,465
Deferred income taxes	354	—		354
Other assets	1,697	900	(b)	2,597
Total assets	$313,545	$(83)		$313,462

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,538	$—		$20,538
Accrued expenses	25,446	—		25,446
Accrued legal settlement	13,000	—		13,000
Other current liabilities	3,772	—		3,772
Current maturities of long-term debt	690	—		690
Income taxes payable	208	—		208
Total current liabilities	63,654	—		63,654

Long-term liabilities:
Long-term debt net, less current maturities	42,204	—		42,204
Other long-term liabilities	1,523	—		1,523
Deferred income taxes	377	—		377
Income taxes payable	635	—		635
Total liabilities	108,393	—		108,393

Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par value, 300,000,000 shares authorized; 83,220,392 shares issued, and 82,306,873 shares outstanding as of March 31, 2023	821	—		821
Additional paid in capital	287,286	—		287,286
Accumulated deficit	(76,841)	(83)	(a)(b)	(76,924)
Accumulated other comprehensive loss	(132)	—		(132)
Treasury stock, at cost; 913,519 shares as of June 30, 2023	(5,982)	—		(5,982)
Total stockholders’ equity	205,152	(83)		205,069
Total liabilities & stockholders’ equity	$313,545	$(83)		$313,462

The description of each error is in the Description of Misstatement Adjustments provided in Note 3 Restatement of Previously Issued Consolidated Financial Statements. The impact of each error for the corresponding period in the above table is described below:

(a) Inventory Treatment - The correction of the misstatement resulted in a decrease to Inventories, net and an increase to Accumulated deficit of $983, including a decrease to the beginning balance of Accumulated deficit of $340 for the three months ended March 31, 2023.

(b) Interest Rate Swap - The correction of the misstatement resulted in an increase to Other assets and an decrease to Accumulated deficit of $900, including a decrease to the beginning balance of Accumulated deficit of $1,337 for the three months ended March 31, 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The effects of the restatement on the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2023 are summarized in the following table (in thousands, except share and per share data):

	Three Months Ended March 31, 2023
	As Previously Reported	Adjustments	Ref	As Restated
Net revenue	$52,036	$—		$52,036
Cost of goods sold	8,906	1,323	(a)	10,229
Gross profit	43,130	(1,323)		41,807

Operating expenses:
Research and development costs	7,049	—		7,049
Selling, general, and administrative	43,820	—		43,820
Total operating expenses	50,869	—		50,869
Operating loss	(7,739)	(1,323)		(9,062)

Other expense:
Other expense	(179)	(437)	(b)	(616)
Interest expense, net	(1,205)	—		(1,205)
Total other expense	(1,384)	(437)		(1,821)
Loss before income taxes	(9,123)	(1,760)		(10,883)
Income tax benefit	(71)	—		(71)
Net loss	$(9,052)	$(1,760)		$(10,812)
Foreign currency translation adjustment	(99)	—		(99)
Comprehensive loss	$(9,151)	$(1,760)		$(10,911)
Weighted average number of shares of common stock outstanding:
Basic	80,681,715	—		80,681,715
Diluted	80,681,715	—		80,681,715
Net loss per share attributable to common stockholders:
Basic	$(0.11)	$(0.02)		$(0.13)
Diluted	$(0.11)	$(0.02)		$(0.13)

The description of each error is in the Description of Misstatement Adjustments provided in Note 3 Restatement of Previously Issued Consolidated Financial Statements. The impact of each error for the corresponding period in the above table is described below:

(a) Inventory Treatment - The correction of the misstatement resulted in an increase to Cost of goods sold of $1,323 for the three months ended March 31, 2023.

(b) Interest Rate Swap - The correction of the misstatement resulted in an increase to Other expense of $437 for the three months ended March 31, 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The effects of the restatement on the condensed consolidated statement of cash flow for the three months ended March 31, 2023 are summarized in the following table (in thousands):

	Three Months Ended March 31, 2023
	As Previously Reported	Adjustments	Ref	As Restated
Cash flows from operating activities
Net loss	$(9,052)	$(1,760)	(a)(b)	$(10,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,117	—		3,117
Provision for excess and obsolete inventories	293	—		293
Stock-based compensation	3,182	—		3,182
Change in fair value of financial instruments	80	437	(b)	517
Other	100	—		100
Changes in other assets and liabilities, net of acquisitions:
Accounts receivable	441	—		441
Inventories	(8,435)	1,323	(a)	(7,112)
Accounts payable	5,592	—		5,592
Accrued expenses	(877)	—		(877)
Accrued legal settlement	(9,000)	—		(9,000)
Income tax payable	132	—		132
Other assets and liabilities	367	—		367
Net cash used in operating activities	(14,060)	—		(14,060)

Cash flows from investing activities
Purchases of property and equipment	(7,521)	—		(7,521)
Proceeds from sale of property and equipment	223	—		223
Purchases of intangible assets	(254)	—		(254)
Net cash used in investing activities	(7,552)	—		(7,552)

Cash flows from financing activities
Payments on long-term debt	(197)	—		(197)
Payments of debt issuance costs	(7)	—		(7)
Proceeds from issuance of common stock, net of issuance costs	68,449	—		68,449
Proceeds from exercise of stock options	1,622	—		1,622
Payments on earnout liability	(500)	—		(500)
Net cash provided by financing activities	69,367	—		69,367

Effect of exchange rate changes on cash	(340)	—		(340)
Net increase in cash	47,415	—		47,415
Cash at beginning of period	38,468	—		38,468
Cash at end of period	$85,883	$—		$85,883

Supplemental disclosures of cash flow information:
Cash paid for taxes	$—	$—		$—
Cash paid for interest	601	—		601
Purchase of property and equipment included in accounts payable	4,026	—		4,026

See descriptions of the Net loss impacts in the Consolidated Statement of Operations and Comprehensive Loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

2023 Effect of Restatement on the Condensed Consolidated Statement of Stockholders' Equity:

The effects of the restatement on the condensed consolidated statements of stockholders' equity for each of the three periods ended March 31, 2023, June 30, 2023, and September 30, 2023, are summarized in the following table, respectively:

						Accumulated
		Common		Additional		Other		Total
		Stock		Paid-in-	Accumulated	Comprehensive	Treasury	Stockholders’
As Previously Reported	Ref	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance, January 1, 2023		77,770,588	$776	$213,956	$(67,789)	$(33)	$(5,982)	$140,928
Net loss		—	—	—	(9,052)	—	—	(9,052)
Issuance of common stock		4,312,500	43	68,406	—	—	—	68,449
Options exercised		223,785	2	1,620	—	—	—	1,622
Foreign currency translation		—	—	—	—	(99)	—	(99)
Employee stock purchase plan		—	—	122	—	—	—	122
Stock-based compensation		—	—	3,182	—	—	—	3,182
Balance, March 31, 2023		82,306,873	821	287,286	(76,841)	(132)	(5,982)	205,152
Adjustments
Balance, January 1, 2023		—	—	—	1,677	—	—	1,677
Net loss	(a)(b)	—	—	—	(1,760)	—	—	(1,760)
Issuance of common stock		—	—	—	—	—	—	—
Options exercised		—	—	—	—	—	—	—
Foreign currency translation		—	—	—	—	—	—	—
Employee stock purchase plan		—	—	—	—	—	—	—
Stock-based compensation		—	—	—	—	—	—	—
Balance, March 31, 2023		—	—	—	(83)	—	—	(83)
As Restated
Balance, January 1, 2023		77,770,588	776	213,956	(66,112)	(33)	(5,982)	142,605
Net loss		—	—	—	(10,812)	—	—	(10,812)
Issuance of common stock		4,312,500	43	68,406	—	—	—	68,449
Options exercised		223,785	2	1,620	—	—	—	1,622
Foreign currency translation		—	—	—	—	(99)	—	(99)
Employee stock purchase plan		—	—	122	—	—	—	122
Stock-based compensation		—	—	3,182	—	—	—	3,182
Balance, March 31, 2023		82,306,873	$821	$287,286	$(76,924)	$(132)	$(5,982)	$205,069

See descriptions of the Net loss impacts in the Consolidated Statement of Operations and Comprehensive Loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

						Accumulated
		Common		Additional		Other		Total
		Stock		Paid-in-	Accumulated	Comprehensive	Treasury	Stockholders’
As Previously Reported	Ref	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance, March 31, 2023		82,306,873	$821	$287,286	$(76,841)	$(132)	$(5,982)	$205,152
Net loss		—	—	—	(10,898)	—	—	(10,898)
Offering costs associated with public offering		—	—	4	—	—	—	4
Options exercised		192,027	3	840	—	—	—	843
Foreign currency translation		—	—	—	—	(283)	—	(283)
Employee stock purchase plan		37,146	—	620	—	—	—	620
Stock-based compensation		—	—	3,600	—	—	—	3,600
Balance, June 30, 2023		82,536,046	824	292,350	(87,739)	(415)	(5,982)	199,038
Adjustments
Balance, March 31, 2023		—	—	—	(83)	—	—	(83)
Net loss	(a)(b)	—	—	—	(2,350)	—	—	(2,350)
Offering costs associated with public offering		—	—	—	—	—	—	—
Options exercised		—	—	—	—	—	—	—
Foreign currency translation		—	—	—	—	—	—	—
Employee stock purchase plan		—	—	—	—	—	—	—
Stock-based compensation		—	—	—	—	—	—	—
Balance, June 30, 2023		—	—	—	(2,433)	—	—	(2,433)
As Restated
Balance, March 31, 2023		82,306,873	821	287,286	(76,924)	(132)	(5,982)	205,069
Net loss		—	—	—	(13,248)	—	—	(13,248)
Offering costs associated with public offering		—	—	4	—	—	—	4
Options exercised		192,027	3	840	—	—	—	843
Foreign currency translation		—	—	—	—	(283)	—	(283)
Employee stock purchase plan		37,146	—	620	—	—	—	620
Stock-based compensation		—	—	3,600	—	—	—	3,600
Balance, June 30, 2023		82,536,046	$824	$292,350	$(90,172)	$(415)	$(5,982)	$196,605

See descriptions of the Net loss impacts in the Consolidated Statement of Operations and Comprehensive Loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

						Accumulated
		Common		Additional		Other		Total
		Stock		Paid-in-	Accumulated	Comprehensive	Treasury	Stockholders’
As Previously Reported	Ref	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance, June 30, 2023		82,536,046	$824	$292,350	$(87,739)	$(415)	$(5,982)	$199,038
Net loss		—	—	—	(8,332)	—	—	(8,332)
Options exercised		19,861	—	70	—	—	—	70
Foreign currency translation		—	—	—	—	(630)	—	(630)
Employee stock purchase plan		—	—	86	—	—	—	86
Stock-based compensation		—	—	3,512	—	—	—	3,512
Balance, September 30, 2023		82,555,907	824	296,018	(96,071)	(1,045)	(5,982)	193,744
Adjustments
Balance, June 30, 2023		—	—	—	(2,433)	—	—	(2,433)
Net loss	(a)(b)	—	—	—	(2,819)	—	—	(2,819)
Options exercised		—	—	—	—	—	—	—
Foreign currency translation		—	—	—	—	—	—	—
Employee stock purchase plan		—	—	—	—	—	—	—
Stock-based compensation		—	—	—	—	—	—	—
Balance, September 30, 2023		—	—	—	(5,252)	—	—	(5,252)
As Restated
Balance, June 30, 2023		82,536,046	824	292,350	(90,172)	(415)	(5,982)	196,605
Net loss		—	—	—	(11,151)	—	—	(11,151)
Options exercised		19,861	—	70	—	—	—	70
Foreign currency translation		—	—	—	—	(630)	—	(630)
Employee stock purchase plan		—	—	86	—	—	—	86
Stock-based compensation		—	—	3,512	—	—	—	3,512
Balance, September 30, 2023		82,555,907	$824	$296,018	$(101,323)	$(1,045)	$(5,982)	$188,492

See descriptions of the Net loss impacts in the Consolidated Statement of Operations and Comprehensive Loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

As of and for the Three and Nine Months Ended September 30, 2022:
The effects of the revision on the condensed consolidated balance sheet as of September 30, 2022 are summarized in the following table (in thousands, except share and per share data):

	September 30, 2022
	As Previously Reported	Adjustments	Ref	As Restated
ASSETS
Current assets:
Cash	$56,325	$—		$56,325
Trade receivables, net of allowance for doubtful accounts of $1,990	35,960	—		35,960
Inventories, net	54,771	90	(a)	54,861
Income taxes receivable	705	—		705
Other current assets	1,947	—		1,947
Total current assets	149,708	90		149,798

Property and equipment, net	58,591	—		58,591
Intangible assets, net	20,850	—		20,850
Goodwill	26,975	—		26,975
Deferred income taxes	841	—		841
Other assets	—	1,303	(b)	1,303
Total assets	$256,965	$1,393		$258,358

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,979	$—		$13,979
Accrued expenses	19,507	—		19,507
Other current liabilities	6,889	—		6,889
Current maturities of long-term debt	735	—		735
Income taxes payable	497	—		497
Total current liabilities	41,607	—		41,607

Long-term liabilities:
Long-term debt net, less current maturities	42,492	—		42,492
Other long-term liabilities	907	—		907
Deferred income taxes	59	—		59
Income taxes payable	527	—		527
Total liabilities	85,592	—		85,592

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 300,000,000 shares authorized; 77,990,290 shares issued, and 77,076,771 shares outstanding as of September 30, 2022	769	—		769
Additional paid in capital	207,109	—		207,109
Accumulated deficit	(29,026)	1,393	(a)(b)	(27,633)
Accumulated other comprehensive loss	(1,497)	—		(1,497)
Treasury stock, at cost; 913,519 shares as of September 30, 2022	(5,982)	—		(5,982)
Total stockholders’ equity	171,373	1,393		172,766
Total liabilities & stockholders’ equity	$256,965	$1,393		$258,358

The description of each error is in the Description of Misstatement Adjustments provided in Note 3 Restatement of Previously Issued Consolidated Financial Statements. The impact of each error for the corresponding period in the above table is described below:

(a) Inventory Treatment - The correction of the misstatement resulted in an increase to Inventories, net and a decrease to Accumulated deficit of $90, including an increase to the beginning balance of Accumulated deficit of $198 for the three months ended September 30, 2022.

(b) Interest Rate Swap - The correction of the misstatement resulted in an increase to Other assets and a decrease to Accumulated deficit of $1,303, including a decrease to the beginning balance of Accumulated deficit of $414 for the three months ended September 30, 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The effects of the revision on the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2022 are summarized in the following table (in thousands except share and per share data):

		Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Ref	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net revenue		$46,006	$—	$46,006	$129,875	$—	$129,875
Cost of goods sold	(a)	8,491	(288)	8,203	22,920	(90)	22,830
Gross profit		37,515	288	37,803	106,955	90	107,045

Operating expenses:
Research and development costs		6,337	—	6,337	18,100	—	18,100
Selling, general, and administrative		39,667	—	39,667	114,857	—	114,857
Total operating expenses		46,004	—	46,004	132,957	—	132,957
Operating loss		(8,489)	288	(8,201)	(26,002)	90	(25,912)

Other income (expense):
Other income, net	(b)	59	889	948	610	1,303	1,913
Interest expense, net		(1,093)	—	(1,093)	(2,865)	—	(2,865)
Total other income (expense)		(1,034)	889	(145)	(2,255)	1,303	(952)
Loss before income taxes		(9,523)	1,177	(8,346)	(28,257)	1,393	(26,864)
Income tax expense		201	—	201	306	—	306
Net loss		$(9,724)	$1,177	$(8,547)	$(28,563)	$1,393	$(27,170)
Foreign currency translation adjustment		(588)	—	(588)	(1,505)	—	(1,505)
Comprehensive loss		$(10,312)	$1,177	$(9,135)	$(30,068)	$1,393	$(28,675)
Weighted average number of shares of common stock outstanding:
Basic		76,850,949	—	76,850,949	76,595,118	—	76,595,118
Diluted		76,850,949	—	76,850,949	76,595,118	—	76,595,118
Net loss per share attributable to common stockholders:
Basic		$(0.13)	$0.02	$(0.11)	$(0.37)	$0.02	$(0.35)
Diluted		$(0.13)	$0.02	$(0.11)	$(0.37)	$0.02	$(0.35)

The description of each error is in the Description of Misstatement Adjustments provided in Note 3 Restatement of Previously Issued Consolidated Financial Statements. The impact of each error for the corresponding period in the above table is described below:

(a) Inventory Treatment - The correction of the misstatement resulted in a decrease to Cost of goods sold of $288 and $90 for the three and nine months ended September 30, 2022, respectively.

(b) Interest Rate Swap - The correction of the misstatement resulted in an increase to Other income, net of $889 and $1,303 for the three- and nine-months ended September 30, 2022, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The effects of the revision on the condensed consolidated statement of cash flow for the nine months ended September 30, 2022 are summarized in the following table (in thousands):

	Nine Months Ended September 30, 2022
	As Previously Reported	Adjustments	Ref	As Restated
Cash flows from operating activities
Net loss	$(28,563)	$1,393	(a)(b)	$(27,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,624	—		9,624
Provision for excess and obsolete inventories	(91)	—		(91)
Stock-based compensation	7,052	—		7,052
Change in fair value of financial instruments	—	(1,303)	(b)	(1,303)
Other	(1,295)	—		(1,295)
Changes in other assets and liabilities, net of acquisitions:
Accounts receivable	(10,227)	—		(10,227)
Inventories	(15,316)	(90)	(a)	(15,406)
Accounts payable	951	—		951
Accrued expenses	176	—		176
Income tax payable	297	—		297
Other assets and liabilities	1,442	—		1,442
Net cash used in operating activities	(35,950)	—		(35,950)

Cash flows from investing activities
Purchase of office building	(18,300)	—		(18,300)
Purchases of property and equipment	(15,637)	—		(15,637)
Proceeds from sale of property and equipment	642	—		642
Purchases of intangible assets	(1,720)	—		(1,720)
Acquisition of Disior, net of cash received	(18,504)	—		(18,504)
Net cash used in investing activities	(53,519)	—		(53,519)

Cash flows from financing activities
Proceeds from draw on term loan	20,000	—		20,000
Proceeds from issuance of long-term debt	16,000	—		16,000
Payments on long-term debt	(367)	—		(367)
Payments of debt issuance costs	(420)	—		(420)
Proceeds from exercise of stock options	2,224	—		2,224
Payments on earnout liability	(500)	—		(500)
Net cash provided by financing activities	36,937	—		36,937

Effect of exchange rate changes on cash	(495)	—		(495)
Net decrease in cash	(53,027)	—		(53,027)
Cash at beginning of period	109,352	—		109,352
Cash at end of period	$56,325	$—		$56,325

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$788	$—		$788
Cash paid for interest	2,111	—		2,111
Purchase of property and equipment included in accounts payable	2,363	—		2,363

See descriptions of the Net loss impacts in the Consolidated Statement of Operations and Comprehensive Loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

As of and for the Three and Six Months Ended June 30, 2022:

The effects of the revision on the condensed consolidated balance sheet as of June 30, 2022 are summarized in the following table (in thousands, except share and per share data):

	June 30, 2022
	As Previously Reported	Adjustments	Ref	As Restated
ASSETS
Current assets:
Cash	$73,002	$—		$73,002
Trade receivables, net of allowance for doubtful accounts of $1,234	32,598	—		32,598
Inventories, net	51,700	(198)	(a)	51,502
Income taxes receivable	660	—		660
Other current assets	3,129	—		3,129
Total current assets	161,089	(198)		160,891

Property and equipment, net	56,066	—		56,066
Intangible assets, net	20,352	—		20,352
Goodwill	26,975	—		26,975
Deferred income taxes	563	—		563
Other assets	—	414	(b)	414
Total assets	$265,045	$216		$265,261

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,564	$—		$14,564
Accrued expenses	21,407	—		21,407
Other current liabilities	6,926	—		6,926
Current maturities of long-term debt	757	—		757
Income taxes payable	305	—		305
Total current liabilities	43,959	—		43,959

Long-term liabilities:
Long-term debt net, less current maturities	42,519	—		42,519
Other long-term liabilities	905	—		905
Deferred income taxes	197	—		197
Income taxes payable	527	—		527
Total liabilities	88,107	—		88,107

Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par value, 300,000,000 shares authorized; 77,451,087 shares issued, and 76,537,568 shares outstanding as of June 30, 2022	764	—		764
Additional paid in capital	202,367	—		202,367
Accumulated deficit	(19,302)	216	(a)(b)	(19,086)
Accumulated other comprehensive loss	(909)	—		(909)
Treasury stock, at cost; 913,519 shares as of June 30, 2022	(5,982)	—		(5,982)
Total stockholders’ equity	176,938	216		177,154
Total liabilities & stockholders’ equity	$265,045	$216		$265,261

The description of each error is in the Description of Misstatement Adjustments provided in Note 3 Restatement of Previously Issued Consolidated Financial Statements. The impact of each error for the corresponding period in the above table is described below:

(a) Inventory Treatment - The correction of the misstatement resulted in a decrease to Inventories, net and an increase to Accumulated deficit of $198 as of June 30, 2022.

(b) Interest Rate Swap - The correction of the misstatement resulted in an increase to Other assets and a decrease to Accumulated deficit of $414, including an increase to the beginning balance of Accumulated deficit of $605 for the three-months ended June 30,2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The effects of the revision on the condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2022 are summarized in the following table (in thousands except share and per share data):

		Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Ref	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net revenue		$42,498	$—	$42,498	$83,869	$—	$83,869
Cost of goods sold	(a)	7,638	198	7,836	14,429	198	14,627
Gross profit		34,860	(198)	34,662	69,440	(198)	69,242

Operating expenses:
Research and development costs		5,990	—	5,990	11,763	—	11,763
Selling, general, and administrative		37,948	—	37,948	75,190	—	75,190
Total operating expenses		43,938	—	43,938	86,953	—	86,953
Operating loss		(9,078)	(198)	(9,276)	(17,513)	(198)	(17,711)

Other (expense) income:
Other income, net	(b)	652	1,019	1,671	551	414	965
Interest expense, net		(1,104)	—	(1,104)	(1,772)	—	(1,772)
Total other (expense) income, net		(452)	1,019	567	(1,221)	414	(807)
Loss before income taxes		(9,530)	821	(8,709)	(18,734)	216	(18,518)
Income tax expense		73	—	73	105	—	105
Net loss		$(9,603)	$821	$(8,782)	$(18,839)	$216	$(18,623)
Foreign currency translation adjustment		(593)	—	(593)	(917)	—	(917)
Comprehensive loss		$(10,196)	$821	$(9,375)	$(19,756)	$216	$(19,540)
Weighted average number of shares of common stock outstanding:
Basic		76,481,709	—	76,481,709	76,465,082	—	76,465,082
Diluted		76,481,709	—	76,481,709	76,465,082	—	76,465,082
Net loss per share attributable to common stockholders:
Basic		$(0.13)	$0.02	$(0.11)	$(0.25)	$0.01	$(0.24)
Diluted		$(0.13)	$0.02	$(0.11)	$(0.25)	$0.01	$(0.24)

The description of each error is in the Description of Misstatement Adjustments provided in Note 3 Restatement of Previously Issued Consolidated Financial Statements. The impact of each error for the corresponding period in the above table is described below:

(a) Inventory Treatment - The correction of the misstatement resulted in an increase to Cost of goods sold of $198 for the three and six months ended June 30, 2022.

(b) Interest Rate Swap - The correction of the misstatement resulted in an increase to Other income, net of $1,019 and $414 for the three and six months ended June 30, 2022, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The effects of the revision on the condensed consolidated statement of cash flow for the six months ended June 30, 2022 are summarized in the following table (in thousands):

	Six Months Ended June 30, 2022
	As Previously Reported	Adjustments	Ref	As Restated
Cash flows from operating activities
Net loss	$(18,839)	$216	(a)(b)	$(18,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,566	—		6,566
Reversal of excess and obsolete inventories	(446)	—		(446)
Stock-based compensation	4,465	—		4,465
Change in fair value of financial instruments	—	(414)	(b)	(414)
Other	(1,514)	—		(1,514)
Changes in other assets and liabilities, net of acquisitions:
Accounts receivable	(6,825)	—		(6,825)
Inventories	(11,518)	198	(a)	(11,320)
Accounts payable	1,537	—		1,537
Accrued expenses	1,992	—		1,992
Income tax receivable/payable	454	—		454
Other assets and liabilities	289	—		289
Net cash used in operating activities	(23,839)	—		(23,839)

Cash flows from investing activities
Purchases of property and equipment	(29,204)	—		(29,204)
Proceeds from sale of property and equipment	519	—		519
Purchases of intangible assets	(783)	—		(783)
Acquisition of Disior, net of cash received	(18,504)	—		(18,504)
Net cash used in investing activities	(47,972)	—		(47,972)

Cash flows from financing activities
Proceeds from draw on term loan	20,000	—		20,000
Proceeds from issuance of long-term debt	16,000	—		16,000
Payments on long-term debt	(178)	—		(178)
Payments of debt issuance costs	(405)	—		(405)
Proceeds from exercise of stock options	300	—		300
Net cash provided by financing activities	35,717	—		35,717

Effect of exchange rate changes on cash	(256)	—		(256)
Net increase (decrease) in cash	(36,350)	—		(36,350)
Cash at beginning of period	109,352	—		109,352
Cash at end of period	$73,002	$—		$73,002

Supplemental disclosures of cash flow information:
Cash paid for taxes	$386	$—		$386
Cash paid for interest	1,520	—		1,520
Purchase of property and equipment included in accounts payable	3,088	—		3,088

See descriptions of the Net loss impacts in the Consolidated Statement of Operations and Comprehensive Loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

As of and for the Three Months Ended March 31, 2022:

The effects of the revision on the condensed consolidated balance sheet as of March 31, 2022 are summarized in the following table (in thousands, except share and per share data):

	March 31, 2022
	As Previously Reported	Adjustments	Ref	As Restated
ASSETS
Current assets:
Cash	$93,647	$—		$93,647
Trade receivables, net of allowance for doubtful accounts of $1,310	27,653	—		27,653
Inventories, net	43,185	—		43,185
Income taxes receivable	622	—		622
Other current assets	3,448	—		3,448
Total current assets	168,555	—		168,555

Property and equipment, net	51,850	—		51,850
Intangible assets, net	21,350	—		21,350
Goodwill	26,672	—		26,672
Deferred income taxes	303	—		303
Total assets	$268,730	$—		$268,730

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,877	$—		$11,877
Accrued expenses	17,827	—		17,827
Other current liabilities	7,433	—		7,433
Current maturities of long-term debt	781	—		781
Income taxes payable	492	—		492
Total current liabilities	38,410	—		38,410

Long-term liabilities:
Long-term debt net, less current maturities	42,471	—		42,471
Other long-term liabilities	2,518	605	(b)	3,123
Deferred income taxes	302	—		302
Income taxes payable	527	—		527
Total liabilities	84,228	605		84,833

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 300,000,000 shares authorized; 77,362,681 shares issued, and 76,449,162 shares outstanding as of March 31, 2022	763	—		763
Additional paid in capital	199,736	—		199,736
Accumulated deficit	(9,699)	(605)	(b)	(10,304)
Accumulated other comprehensive loss	(316)	—		(316)
Treasury stock, at cost; 913,519 shares as of March 31, 2022	(5,982)	—		(5,982)
Total stockholders’ equity	184,502	(605)		183,897
Total liabilities & stockholders’ equity	$268,730	$—		$268,730

The description of the error is in the Description of Misstatement Adjustments provided in Note 3 Restatement of Previously Issued Consolidated Financial Statements. The impact of the error for the corresponding period in the above table is described below:

(b) Interest Rate Swap - The correction of the misstatement resulted in an increase to Other long-term liabilities and an increase to Accumulated deficit of $605 as of March 31, 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The effects of the revision on the condensed consolidated statement of operations and comprehensive income (loss) for the three months ended March 31, 2022 are summarized in the following table (in thousands, except share and per share data):

	Three Months Ended March 31, 2022
	As Previously Reported	Adjustments	Ref	As Restated
Net revenue	$41,371	$—		$41,371
Cost of goods sold	6,791	—		6,791
Gross profit	34,580	—		34,580

Operating expenses:
Research and development costs	5,773	—		5,773
Selling, general, and administrative	37,242	—		37,242
Total operating expenses	43,015	—		43,015
Operating loss	(8,435)	—		(8,435)

Other expense:
Other expense	(101)	(605)	(b)	(706)
Interest expense, net	(668)	—		(668)
Total other expense	(769)	(605)		(1,374)
Loss before income taxes	(9,204)	(605)		(9,809)
Income tax (benefit) expense	32	—		32
Net loss	$(9,236)	$(605)		$(9,841)
Foreign currency translation adjustment	(324)	—		(324)
Comprehensive loss	$(9,560)	$(605)		$(10,165)
Weighted average number of shares of common stock outstanding:
Basic	76,447,454	—		76,447,454
Diluted	76,447,454	—		76,447,454
Net loss per share attributable to common stockholders:
Basic	$(0.12)	$(0.01)		$(0.13)
Diluted	$(0.12)	$(0.01)		$(0.13)

The description of the error is in the Description of Misstatement Adjustments provided in Note 3 Restatement of Previously Issued Consolidated Financial Statements. The impact of the error for the corresponding period in the above table is described below:

(b) Interest Rate Swap - The correction of the misstatement resulted in an increase to Other expense of $605 for the three months ended March 31, 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The effects of the revision on the condensed consolidated statement of cash flow for the three months ended March 31, 2022 are summarized in the following table (in thousands):

	Three Months Ended March 31, 2022
	As Previously Reported	Adjustments	Ref	As Restated
Cash flows from operating activities
Net loss	$(9,236)	$(605)	(b)	$(9,841)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,030	—		3,030
Allowance for doubtful accounts	600	—		600
Reversal of excess and obsolete inventories	(643)	—		(643)
Stock-based compensation	2,122	—		2,122
Change in fair value of financial instruments	—	605	(b)	605
Other	387	—		387
Changes in other assets and liabilities, net of acquisitions:
Accounts receivable	(2,240)	—		(2,240)
Inventories	(2,329)	—		(2,329)
Other current assets	(3)	—		(3)
Accounts payable	(1,178)	—		(1,178)
Accrued expenses and other current liabilities	(682)	—		(682)
Income tax payable	669	—		669
Net cash used in operating activities	(9,503)	—		(9,503)

Cash flows from investing activities
Purchases of property and equipment	(23,036)	—		(23,036)
Proceeds from sale of property and equipment	305	—		305
Purchases of intangible assets	(704)	—		(704)
Acquisition of Disior, net of cash received	(18,201)	—		(18,201)
Net cash used in investing activities	(41,636)	—		(41,636)

Cash flows from financing activities
Proceeds from draw on term loan	20,000	—		20,000
Proceeds from issuance of long-term debt	16,000	—		16,000
Payments on long-term debt	(37)	—		(37)
Payments of debt issuance costs	(405)	—		(405)
Proceeds from exercise of stock options	12	—		12
Net cash provided by financing activities	35,570	—		35,570

Effect of exchange rate changes on cash	(136)	—		(136)
Net increase (decrease) in cash	(15,705)	—		(15,705)
Cash at beginning of period	109,352	—		109,352
Cash at end of period	$93,647	$—		$93,647

Supplemental disclosures of cash flow information:
Cash paid for taxes	$—	$—		$—
Cash paid for interest	273	—		273
Purchase of property and equipment included in accounts payable	1,804	—		1,804

See descriptions of the Net loss impacts in the Consolidated Statement of Operations and Comprehensive Loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

2022 Effect of Revision on the Condensed Consolidated Statement of Stockholders' Equity:

The effects of the revision on the condensed consolidated statements of stockholders' equity for each of the three periods ended March 31, 2022, June 30, 2022, and September 30, 2022, are summarized in the following table, respectively:

						Accumulated
		Common		Additional		Other		Total
		Stock		Paid-in-	Accumulated	Comprehensive	Treasury	Stockholders’
As Previously Reported	Ref	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance, January 1, 2022		76,447,287	$763	$197,868	$(463)	$8	$(5,982)	$192,194
Net loss		—	—	—	(9,236)	—	—	(9,236)
Issuance of common stock		—	—	—	—	—	—	—
Offering costs associated with initial public offering		—	—	(266)	—	—	—	(266)
Options exercised		1,875	—	12	—	—	—	12
Foreign currency translation		—	—	—	—	(324)	—	(324)
Stock-based compensation		—	—	2,122	—	—	—	2,122
Balance, March 31, 2022		76,449,162	763	199,736	(9,699)	(316)	(5,982)	184,502
Adjustments
Balance, January 1, 2022		—	—	—	—	—	—	—
Net loss	(b)	—	—	—	(605)	—	—	(605)
Issuance of common stock		—	—	—	—	—	—	—
Offering costs associated with initial public offering		—	—	—	—	—	—	—
Options exercised		—	—	—	—	—	—	—
Foreign currency translation		—	—	—	—	—	—	—
Stock-based compensation		—	—	—	—	—	—	—
Balance, March 31, 2022		—	—	—	(605)	—	—	(605)
As Restated
Balance, January 1, 2022		76,447,287	763	197,868	(463)	8	(5,982)	192,194
Net loss		—	—	—	(9,841)	—	—	(9,841)
Issuance of common stock		—	—	—	—	—	—	—
Offering costs associated with initial public offering		—	—	(266)	—	—	—	(266)
Options exercised		1,875	—	12	—	—	—	12
Foreign currency translation		—	—	—	—	(324)	—	(324)
Stock-based compensation		—	—	2,122	—	—	—	2,122
Balance, March 31, 2022		76,449,162	$763	$199,736	$(10,304)	$(316)	$(5,982)	$183,897

See descriptions of the Net loss impacts in the Consolidated Statement of Operations and Comprehensive Loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

						Accumulated
		Common		Additional		Other		Total
		Stock		Paid-in-	Accumulated	Comprehensive	Treasury	Stockholders’
As Previously Reported	Ref	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance, March 31, 2022		76,449,162	$763	$199,736	$(9,699)	$(316)	$(5,982)	$184,502
Net loss		—	—	—	(9,603)	—	—	(9,603)
Options exercised		88,406	1	288	—	—	—	289
Foreign currency translation		—	—	—	—	(593)	—	(593)
Stock-based compensation		—	—	2,343	—	—	—	2,343
Balance, June 30, 2022		76,537,568	764	202,367	(19,302)	(909)	(5,982)	176,938
Adjustments
Balance, March 31, 2022		—	—	—	(605)	—	—	(605)
Net loss	(a)(b)	—	—	—	821	—	—	821
Options exercised		—	—	—	—	—	—	—
Foreign currency translation		—	—	—	—	—	—	—
Stock-based compensation		—	—	—	—	—	—	—
Balance, June 30, 2022		—	—	—	216	—	—	216
As Restated
Balance, March 31, 2022		76,449,162	763	199,736	(10,304)	(316)	(5,982)	183,897
Net loss		—	—	—	(8,782)	—	—	(8,782)
Options exercised		88,406	1	288	—	—	—	289
Foreign currency translation		—	—	—	—	(593)	—	(593)
Stock-based compensation		—	—	2,343	—	—	—	2,343
Balance, June 30, 2022		76,537,568	$764	$202,367	$(19,086)	$(909)	$(5,982)	$177,154

See descriptions of the Net loss impacts in the Consolidated Statement of Operations and Comprehensive Loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

						Accumulated
		Common		Additional		Other		Total
		Stock		Paid-in-	Accumulated	Comprehensive	Treasury	Stockholders’
As Previously Reported	Ref	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance, June 30, 2022		76,537,568	$764	$202,367	$(19,302)	$(909)	$(5,982)	$176,938
Net loss		—	—	—	(9,724)	—	—	(9,724)
Options exercised		539,203	5	2,055	—	—	—	2,060
Foreign currency translation		—	—	—	—	(588)	—	(588)
Employee stock purchase plan		—	—	100	—	—	—	100
Stock-based compensation		—	—	2,587	—	—	—	2,587
Balance, September 30, 2022		77,076,771	769	207,109	(29,026)	(1,497)	(5,982)	171,373
Adjustments
Balance, June 30, 2022		—	—	—	216	—	—	216
Net loss	(a)(b)	—	—	—	1,177	—	—	1,177
Options exercised		—	—	—	—	—	—	—
Foreign currency translation		—	—	—	—	—	—	—
Employee stock purchase plan		—	—	—	—	—	—	—
Stock-based compensation		—	—	—	—	—	—	—
Balance, September 30, 2022		—	—	—	1,393	—	—	1,393
As Restated
Balance, June 30, 2022		76,537,568	764	202,367	(19,086)	(909)	(5,982)	177,154
Net loss		—	—	—	(8,547)	—	—	(8,547)
Options exercised		539,203	5	2,055	—	—	—	2,060
Foreign currency translation		—	—	—	—	(588)	—	(588)
Employee stock purchase plan		—	—	100	—	—	—	100
Stock-based compensation		—	—	2,587	—	—	—	2,587
Balance, September 30, 2022		77,076,771	$769	$207,109	$(27,633)	$(1,497)	$(5,982)	$172,766

See descriptions of the Net loss impacts in the Consolidated Statement of Operations and Comprehensive Loss.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023 with the participation, and under the supervision, of our Chief Executive Officer and Chief Financial Officer. At the time we filed our Original Form 10-K on February 29, 2024, our Chief Executive Officer and Chief Financial Officer, concluded that as of December 31, 2023, our disclosure controls and procedures were effective at a reasonable assurance level. Subsequent to that evaluation, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2023, as a result of the material weaknesses in our internal control over financial reporting described below.

Management’s Annual Report on Internal Control Over Financial Reporting (As Restated)

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our assessment and those criteria, at the time we filed our Original Form 10-K on February 29, 2024, management concluded that the Company’s internal control over financial reporting was effective. Subsequent to that assessment, management identified the material weaknesses in internal control as described below. Consequently, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2023.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During the second quarter of fiscal year 2024, errors were identified with respect to our accounting for the valuation of inventory, including the calculation of the excess and obsolescence reserve and capitalization of purchase price variances. The misstatements were the result of the following material weaknesses (the “Material Weaknesses”):

a)
a material weakness in the control environment component of COSO as the Company lacked a sufficient complement of financial and accounting personnel with the necessary technical and accounting knowledge, experience, and training related to accounting for inventory in accordance with GAAP.
b)
the material weakness in the control environment contributed to a lack of controls designed and implemented to timely prevent a material misstatement in the accounting for the valuation of inventory. The control deficiencies constitute material weaknesses, individually and in the aggregate, relating to: (i) the calculation of the excess and obsolescence reserve and (ii) capitalization of purchase price variances; and
c)
a material weakness in the monitoring component of COSO as management did not design and implement effective ongoing monitoring activities over the execution of business performance reviews and account analysis, which resulted in the inability to identify material errors in the financial statements and to communicate all relevant internal control deficiencies to those parties responsible for taking corrective action in a timely manner.

The Material Weaknesses resulted in the restatement of our financial statements as of and for the year ended December 31, 2023, and the unaudited condensed quarterly financial information for the quarterly periods ended March 31, 2023, June 30, 2023, September 30, 2023, and March 31, 2024. Additionally, if not remediated, the Material Weaknesses could result in future misstatements of the accounts or disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Notwithstanding the Material Weaknesses, management has concluded that our audited financial statements included in this Amended 2023 Annual Report are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

Plan for Remediation of the Material Weaknesses

Management, with oversight by the Audit Committee of the Board, is devoting significant time, attention, and resources to remediate the Material Weaknesses and to strengthen its monitoring, control environment, and internal control over financial reporting. We have developed a remediation plan that includes:

•
Evaluating and updating (as appropriate) the organizational design and reporting structure of the controllership function, including evaluating the sufficiency, experience, and training of personnel within our accounting function.
•
Hiring, developing, and retaining accounting resources with appropriate accounting and internal controls expertise related to accounting for inventory in accordance with GAAP.
•
Engaging third-party resources with the appropriate technical knowledge and experience to assist with the accounting for inventory and designing and implementing related control activities.
•
Designing and implementing additional and/or enhancing controls relating to the valuation of inventory, including the calculation of the excess and obsolescence reserve and capitalization of purchase price variances.
•
Designing and implementing effective monitoring activities over the execution of business performance reviews and account analysis and enhance communication of internal control deficiencies to those parties responsible for taking corrective action in a timely manner.

We plan to continue to devote significant time and attention to remediate these Material Weaknesses as soon as reasonably practicable. Management believes that the measures described above and others that may be implemented will remediate the identified Material Weaknesses and strengthen the Company’s internal control over financial reporting. Management has begun to take these actions to remediate the Material Weaknesses and may take additional measures to address control deficiencies or determine to modify, or in the appropriate circumstances not to complete, certain of the remediation measures identified. The Material Weaknesses will not be considered remediated until the remediation plan has been implemented and there has been appropriate time to conclude through testing that the controls are operating effectively.

Remediation of Prior Material Weakness in Internal Control over Financial Reporting

As previously disclosed in our the Original Annual Report, we identified a material weakness in the quarter ended September 30, 2023 in our internal control over financial reporting. During the quarter ended December 31, 2023, management took steps to remediate the material weakness by:

•
hiring additional legal personnel with significant knowledge and experience with contracts;
•
enhancing existing controls; and
•
designing and maintaining formal processes and controls to analyze, account for and disclose contracts.

Management has determined that the Company’s controls were designed and have operated effectively for a sufficient period of time and concluded that the material weakness has been remediated as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

Except as set forth above in connection with our Material Weaknesses, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this Item 10 regarding our directors, executive officers and corporate governance is incorporated herein by reference from our Proxy Statement for the 2024 Annual Meeting of Stockholders (the “Proxy Statement”) which was filed with the SEC on April 5, 2024 under the caption “Information About Directors,” and “Section 16 (a) Beneficial Ownership Reporting Compliance”.

Item 11. Executive Compensation.

The information required by this Item 11 regarding executive compensation is incorporated herein by reference from our Proxy Statement under the caption “Executive Compensation”.

In connection with this Amended 2023 Annual Report, the Company considered whether the Restatement required recovery of erroneously awarded incentive-based compensation pursuant to the Company's clawback policy. The Company concluded that the Restatement does not impact related performance metrics used for executive management's compensation and therefore no recovery of incentive-based compensation was required.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 regarding ownership of securities by certain beneficial owners is incorporated herein by reference from our Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders”.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 regarding transactions with related parties and director independence is incorporated herein by reference from our Proxy Statement under the caption “Certain Relationships and Related Transactions”.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 regarding principal accounting fees and services is incorporated herein by reference from our Proxy Statement under the caption “Principal Accountant Fees and Services”.

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

(3)
Exhibits required by Item 601 of Regulation S-K

The following exhibits are included within or incorporated herein by reference:

Yes

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit	Date Filed	File Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Paragon 28, Inc.	8-K	3.1	10/19/2021	001-40902
3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Paragon 28, Inc.	8-K	3.1.1	5/19/2023	001-40902
3.2	Second Amended and Restated Bylaws	8-K	3.2	5/19/2023	001-40902
4.1	Form of Common Stock Certificate	S-1/A	4.2	10/8/2021	333-259789
4.2	Amended and Restated Investors’ Rights Agreement, dated as of July 28, 2020, by and between Paragon 28, Inc. and the investors party thereto	S-1	4.3	9/24/2021	333-259789
4.3	Description of Paragon 28, Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.					X
10.1+	2021 Incentive Plan of Paragon 28, Inc.	S-8	99.2(a)	10/20/2021	333-260367
10.2+	Omnibus Stock Option and Award Plan	S-1	10.4	9/24/2021	333-259789
10.2(a)+	Form of Award Agreement pursuant to Omnibus Stock Option and Award Plan	S-1	10.4(a)	9/24/2021	333-259789
10.3	Form of Indemnification Agreement	S-1/A	10.5	10/12/2021	333-259789
10.4+	Form of Non-Employee Director Compensation Policy	S-1/A	10.9	10/8/2021	333-259789
10.5(a)+	Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Incentive Award Plan	S-1/A	10.10(a)	10/8/2021	333-259789
10.5(b)+	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Incentive Award Plan	S-1/A	10.10(b)	10/8/2021	333-259789
10.6+	Employment Agreement, effective as of October 8, 2021, by and between Paragon 28, Inc. and Albert DaCosta	S-1	10.12	10/8/2021	333-259789
10.7+	Employment Agreement, effective as of October 8, 2021, by and between Paragon 28, Inc. and Stephen M. Deitsch	S-1	10.13	10/8/2021	333-259789
10.8+	Employment Agreement, effective as of October 8, 2021, by and between Paragon 28, Inc. and Matthew Jarboe	S-1	10.14	10/8/2021	333-259789
10.9+	2021 Employee Stock Purchase Plan	S-8	99.3	10/20/2021	333-260367
10.10	Contract to Buy and Sell Real Estate	10-K	10.16	3/8/2022	001-40902
10.11	Business Loan Agreement, effective as of March 24, 2022, by and between Zions Bancorporation, N.A., d/b/a Vectra Bank Colorado, and Paragon 28, Inc.	10-Q	10.1	5/9/2022	001-40902
10.12	First Amendment to Business Loan Agreement, effective as of November 10, 2022, by and between Zions Bancorporation, N.A. dba Vectra Bank Colorado and Paragon 28, Inc.	10-Q	10.3	11/10/2022	001-40902

10.13	Second Amendment to Business Loan Agreement, effective as of November 2, 2023, by and between Paragon 28, Inc. and Zions Bancorporation, N.A. DBA Vectra Bank Colorado.	8-K	10.2	11/07/2023	001-40902
10.14^	Credit Agreement, dated as of November 2, 2023, among the Company, as a borrower, Paragon Advanced Technologies, Inc., as a borrower, the lenders party thereto, Ares Capital Corporation, as administrative agent and as collateral agent, and ACF FINCO I LP, as revolving agent.	8-K	10.1	11/07/2023	001-40902
10.15+	Employment Agreement, effective as of July 27, 2023, by and between Paragon 28, Inc. and Robert McCormack	10-Q	10.1	11/8/2023	001-40902
21.1	List of Subsidiaries.					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included in the signature page to the Original 2023 Annual Report)	10-K	24.1	2/29/2024	001-40902	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Paragon 28, Inc. Policy for Recovery of Erroneously Awarded Compensation					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

† The certifications attached as Exhibit 32.1 and 32.2 that accompany this Amended 2023 Annual Report are deemed furnished and not filed with the U.S. Securities and Exchange Commission and are not to be incorporated by reference into any filing of Paragon 28, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Amended 2023 Annual Report, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARAGON 28, INC.

Date: August 8, 2024	By:	/s/ Albert DaCosta
	Name:	Albert DaCosta
	Title:	Chief Executive Officer

PARAGON 28, INC.

Date: August 8, 2024	By:	/s/ Chadi Chahine
	Name:	Chadi Chahine
	Title:	Chief Financial Officer