Form 10-Q/A
period 2024-03-31
Paragon 28, Inc.
filed 2024-08-08
CIK 1531978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

General

As previously announced in our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on July 30, 2024, on July 30, 2024, the Audit Committee (the “Audit Committee”) of the Board of Directors and in consultation with management, concluded that its audited consolidated financial statements for the fiscal year ended December 31, 2023 and its unaudited condensed consolidated financial statements for the periods ended March 31, 2023, June 30, 2023, September 30, 2023, and March 31, 2024 could no longer be relied upon as a result of material accounting errors identified by management. Accordingly, the unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2024 included in this Quarterly Report on Form 10-Q/A have been restated to reflect the correction of identified errors in the calculation of excess and obsolete inventory, as well as its accounting for inventory variances, which impacted the valuation of inventory resulting in an overstatement of Inventories, net as of March 31, 2024 and a net understatement in Cost of goods sold for the three months ended March 31, 2024 (the “Restatement”).

Restatement

Paragon 28, Inc. (collectively with its subsidiaries, "we," "us," "our," "P28" or the "Company") is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q/A to amend our Quarterly Report on Form 10-Q for the three months ended March 31, 2024 (the “Amended 2024 Quarterly Report”), which was originally filed with the SEC on May 8, 2024 (the “Original 2024 Quarterly Report”). This Amended 2024 Quarterly Report speaks as of the date of the Original 2024 Quarterly Report and has not been updated to reflect events occurring subsequent to the filing of the Original 2024 Quarterly Report other than those associated with the Restatement of our unaudited interim condensed consolidated financial statements.

For the convenience of the reader, this Amended 2024 Quarterly Report amends and restates the Original 2024 Quarterly Report in its entirety. As a result, it includes both items that have been changed as a result of the Restatement and items that are unchanged from the Original 2024 Quarterly Report.

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

In filing this Amended 2024 Quarterly Report, the Company is restating its previously issued unaudited interim condensed consolidated financial statements and related notes as of and for the three months ended March 31, 2024 to correct the errors in the calculation of its excess and obsolete inventory, as well as its accounting for inventory variances (the "Misstatements"), along with other immaterial accounting and disclosure errors that, when aggregated with the Misstatements, are material in respect to the Original 2024 Quarterly Report (refer to Note 3. Restatement of Previously Issued Condensed Consolidated Financial Statements to our financial statements included in Part I, Item 1 of this Amended Quarterly Report for additional information). In addition, the Company has corrected its disclosure regarding the adoption of Accounting Standard Update ("ASU") 2023-07: Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07") to reflect that the Company will adopt the standard in its Form 10-K filing for the year ended December 31, 2024 (refer to Note 2. Summary of Significant Accounting Policies). All material Restatement information that relates to the Misstatements for this period are included in the Amended 2024 Quarterly Report. As a result, such prior report should no longer be relied upon.

Items Amended in this Filing

This Amended 2024 Quarterly Report sets forth our Original 2024 Quarterly Report, as amended, in its entirety. Except as required to reflect the restated amounts, related disclosures, and updates to our assessment of disclosure controls and procedures, there were no changes to any other parts of the Original 2024 Quarterly Report, and this Amended 2024 Quarterly Report does not reflect events occurring after the date of the Original 2024 Quarterly Report.

The following sections have been amended in this Amended 2024 Quarterly Report:

•
Special Note Regarding Forward-Looking Statements
•
Part I, Item 1, Financial Statements (Unaudited)
•
Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations
•
Part I, Item 4, Controls and Procedures

•
Part II, Item 6, Exhibits

The exhibit list included in Item 6, “Exhibits” herein has been amended to contain currently dated certifications from the Company’s Chief Executive Officer (as Principal Executive Officer) and Chief Financial Officer (as Principal Financial Officer), as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 and filed as Exhibits 31.1/31.2 and 32.1/32.2, respectively.

In accordance with applicable SEC rules, this Form 10-Q/A also includes an updated signature page.

Except as relating to the identified errors and the Restatement described above, discussions within Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other forward-looking statements made in our Original 2024 Quarterly Report have not been revised in this Amended 2024 Quarterly Report to reflect events that occurred at a later date or facts that subsequently became known to the Company and should be read in their historical context.

Refer to Note 3. Restatement of Previously Issued Condensed Consolidated Financial Statements in the Notes to Condensed Consolidated Financial Statements on this Form 10-Q/A for additional information.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amended 2024 Quarterly Report contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Amended 2024 Quarterly Report, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. All statements other than statements of historical fact contained in this Amended 2024 Quarterly Report, including without limitation statements regarding our business model and strategic plans for our products, technologies and business, including our implementation thereof, the impact on our business, financial condition and results of operations from macroeconomic conditions, the timing of and our ability to obtain and maintain regulatory approvals, our commercialization efforts, our acquisitions, including resulting synergies and future milestone payouts, marketing and manufacturing capabilities and strategy, our expectations about the commercial success and market acceptance of our products, the sufficiency of our cash, cash equivalents and marketable securities, the plans and objectives of management for future operations and capital expenditures, the risks related to the Restatement of our unaudited interim condensed consolidated financial statements included in this Amended 2024 Quarterly Report and for other periods impacted by the Restatement as identified in our Current Report on Form 8-K filed with the SEC on July 30, 2024, and any potential litigation or investigation related to such Restatement, and our ability to maintain effective disclosure controls and procedures, including to reestablish effective disclosure controls and procedures at a reasonable assurance level are forward-looking statements.

The forward-looking statements in this Amended 2024 Quarterly Report are only predictions and are based largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements speak only as of the date of this Amended 2024 Quarterly Report and are subject to a number of known and unknown risks, uncertainties, and assumptions, including those described under the sections in this Amended 2024 Quarterly Report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Amended 2024 Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Amended 2024 Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely upon these forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. We intend the forward-looking statements contained in this Amended 2024 Quarterly Report to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31, 2024	December 31, 2023
	(As Restated)	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$58,222	$75,639
Trade receivables, net of allowance for doubtful accounts of $2,268 and $1,339, respectively	39,695	37,323
Inventories, net	94,626	90,046
Income taxes receivable	597	794
Other current assets	4,013	3,997
Total current assets	197,153	207,799

Property and equipment, net	75,701	74,122
Intangible assets, net	21,458	21,674
Goodwill	25,465	25,465
Deferred income taxes	690	705
Other assets	3,900	2,918
Total assets	$324,367	$332,683

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$29,224	$21,696
Accrued expenses	26,823	27,781
Other current liabilities	909	883
Current maturities of long-term debt	640	640
Income taxes payable	404	243
Total current liabilities	58,000	51,243

Long-term liabilities:
Long-term debt net, less current maturities	109,847	109,799
Other long-term liabilities	1,356	1,048
Deferred income taxes	231	233
Income taxes payable	638	635
Total liabilities	170,072	162,958

Commitments and contingencies (Note 11)

Stockholders' equity:
Common stock, $0.01 par value, 300,000,000 shares authorized; 83,858,930 and 83,738,974 shares issued, and 82,945,411 and 82,825,455 shares outstanding as of March 31, 2024 and December 31, 2023, respectively	828	827
Additional paid in capital	301,459	298,394
Accumulated deficit	(141,045)	(123,646)
Accumulated other comprehensive loss	(965)	132
Treasury stock, at cost; 913,519 shares as of March 31, 2024 and December 31, 2023	(5,982)	(5,982)
Total stockholders' equity	154,295	169,725
Total liabilities & stockholders' equity	$324,367	$332,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2024	2023
	(As Restated)	(As Restated)
Net revenue	$61,082	$52,036
Cost of goods sold	13,842	10,229
Gross profit	47,240	41,807

Operating expenses:
Research and development costs	7,584	7,049
Selling, general, and administrative	54,782	43,820
Total operating expenses	62,366	50,869
Operating loss	(15,126)	(9,062)

Other income (expense):
Other income (expense), net	515	(616)
Interest expense, net	(2,622)	(1,205)
Total other expense, net	(2,107)	(1,821)
Loss before income taxes	(17,233)	(10,883)
Income tax expense (benefit)	166	(71)
Net loss	$(17,399)	$(10,812)
Foreign currency translation adjustment	(1,097)	(99)
Comprehensive loss	$(18,496)	$(10,911)
Weighted average number of shares of common stock outstanding:
Basic	82,854,334	80,681,715
Diluted	82,854,334	80,681,715
Net loss per share attributable to common stockholders:
Basic	$(0.21)	$(0.13)
Diluted	$(0.21)	$(0.13)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for number of shares)

(unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Accumulated	Comprehensive	Treasury	Stockholders'
For the Three Months Ended March 31, 2024	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance, December 31, 2023 (As Restated)	82,825,455	$827	$298,394	$(123,646)	$132	$(5,982)	$169,725
Net Loss (As Restated)	—	—	—	(17,399)	—	—	(17,399)
Options exercised	48,750	—	298	—	—	—	298
Restricted stock vested	71,206	1	(401)	—	—	—	(400)
Foreign currency translation	—	—	—	—	(1,097)	—	(1,097)
Employee stock purchase plan	—	—	80	—	—	—	80
Stock-based compensation	—	—	3,088	—	—	—	3,088
Balance March 31, 2024 (As Restated)	82,945,411	$828	$301,459	$(141,045)	$(965)	$(5,982)	$154,295

					Accumulated
					Other		Total
	Common Stock		Additional	Accumulated	Comprehensive	Treasury	Stockholders'
For the Three Months Ended March 31, 2023	Shares	Amount	Paid-in-Capital	Deficit	Loss	Stock	Equity
Balance December 31, 2022 (As Restated)	77,770,588	$776	$213,956	$(66,112)	$(33)	$(5,982)	$142,605
Net loss (As Restated)	—	—	—	(10,812)	—	—	(10,812)
Issuance of common stock, net of issuance costs of $831	4,312,500	43	68,406	—	—	—	68,449
Options exercised	223,785	2	1,620	—	—	—	1,622
Foreign currency translation	—	—	—	—	(99)	—	(99)
Employee stock purchase plan	—	—	122	—	—	—	122
Stock-based compensation	—	—	3,182	—	—	—	3,182
Balance, March 31, 2023 (As Restated)	82,306,873	$821	$287,286	$(76,924)	$(132)	$(5,982)	$205,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023
	(As Restated)	(As Restated)
Cash flows from operating activities
Net loss	$(17,399)	$(10,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,258	3,117
Allowance for doubtful accounts	567	—
Provision for excess and obsolete inventories	2,882	293
Stock-based compensation	3,088	3,182
Change in fair value of financial instruments	(519)	517
Other	(785)	100
Changes in other assets and liabilities, net of acquisitions:
Accounts receivable	(3,099)	441
Inventories	(7,799)	(7,112)
Accounts payable	7,441	5,592
Accrued expenses	194	(877)
Accrued legal settlement	—	(9,000)
Income tax payable	340	132
Other assets and liabilities	(162)	367
Net cash used in operating activities	(10,993)	(14,060)

Cash flows from investing activities
Purchases of property and equipment	(5,817)	(7,521)
Proceeds from sale of property and equipment	292	223
Purchases of intangible assets	(253)	(254)
Net cash used in investing activities	(5,778)	(7,552)

Cash flows from financing activities
Payments on long-term debt	(160)	(197)
Payments of debt issuance costs	—	(7)
Proceeds from issuance of common stock, net of issuance costs	—	68,449
Proceeds from exercise of stock options	298	1,622
RSU vesting, taxes paid	(400)	—
Payments on earnout liability	(1,000)	(500)
Net cash (used in) provided by financing activities	(1,262)	69,367

Effect of exchange rate changes on cash and cash equivalents	616	(340)
Net (decrease) increase in cash and cash equivalents	(17,417)	47,415
Cash and cash equivalents at beginning of period	75,639	38,468
Cash and cash equivalents at end of period	$58,222	$85,883

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$ ―	$ ―
Cash paid for interest	2,264	601
Purchase of property and equipment included in accounts payable	4,952	4,026

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

Basis of Presentation and Consolidation

The accompanying interim Condensed Consolidated Financial Statements include the accounts of Paragon 28, Inc. and its subsidiaries, all of which are wholly-owned. The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information required by U.S. GAAP for complete financial statements. The interim Condensed Consolidated Financial Statements reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair representation of the results for the periods presented and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2023, which include a complete set of footnote disclosures, including our significant accounting policies. The audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2023, are included in the Company’s amended Annual Report on Form 10-K/A filed with the SEC on August 8, 2024. The results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period. All intercompany balances and transactions have been eliminated in consolidation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Any changes in these estimates will be reflected in the Company’s interim Condensed Consolidated Financial Statements. Significant items subject to such estimates and assumptions include the determination of the credit loss reserves for trade receivables, inventory obsolescence, impairment of long-lived assets, recoverability of goodwill and intangible assets, contingent earn-out liabilities, interest rate swap valuation, income taxes and stock-based compensation. During the three months ended March 31, 2024, the Company revised the inputs used in estimating the reserve on obsolete and slow-moving inventory to include forecasted sales, in addition to current inventory levels and historical sales. The effect of this change in estimate was a decrease of $324 to the Company's reserve for obsolete and slow-moving inventory.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

Foreign Currency Translation

The interim Condensed Consolidated Financial Statements are presented in U.S. dollars. The Company’s non-U.S. subsidiaries have a functional currency (i.e., the currency in which operational activities are primarily conducted) that is other than the U.S. dollar, generally the currency of the country in which such subsidiaries are domiciled. Such subsidiaries’ assets and liabilities are translated into U.S. dollars at quarter-end exchange rates, while revenue and expenses are translated at average exchange rates during the quarter based on the daily closing exchange rates. Adjustments that result from translating amounts from a subsidiary’s functional currency to U.S. dollars are reported in Accumulated other comprehensive loss, net of tax, a separate component of stockholders' equity.

Transactions made in a currency other than the functional currency are remeasured to the functional currency at the exchange rates on the dates of the transactions. Foreign exchange gains and losses are recorded within Other income (expense), net on the consolidated statements of operations and comprehensive loss.

Significant Accounting Policies

There have been no changes in the Company's significant accounting policies as disclosed in Note 2 to our audited Consolidated Financial Statements included in our 2023 amended Annual Report on Form 10-K/A.

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

NOTE 3. RESTATEMENT OF PREVIOUSLY ISSUED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2024, the Company identified errors in the calculation of its excess and obsolete inventory reserves, as well as its accounting for inventory variances, which resulted in an overstatement of Inventories, net as of March 31, 2023, June 30, 2023, September 30, 2023, December 31, 2023, and March 31, 2024 and a net understatement in Cost of goods sold for the interim periods ended on such dates and for the fiscal year ended December 31, 2023. The interim condensed consolidated financial statements (as restated) reflect the correction of these errors and include adjustments to correct certain other previously identified Misstatements relating to prior periods that the Company had determined to be immaterial both individually and in aggregate.

Below, we have presented a reconciliation from the as previously reported to the restated values for our interim condensed financial statements for the quarterly period ended March 31, 2024. The values as previously reported were derived from our Original 2024 Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, filed with the SEC on May 8, 2024. For a reconciliation of the previously reported amounts to the restated values for our quarterly period ended March 31, 2023, see the Consolidated Financial Statements and notes thereto for the year ended December 31, 2023, which are included in the Company’s amended annual filing on Form 10-K/A filed with the SEC on August 8, 2024.

A description of the errors and their impacts on the previously issued financial statements are included below.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

Description of Misstatement Adjustments

(a) Inventory Treatment

The Company recorded adjustments to correct the calculation of its excess and obsolete inventory reserve and valuation of purchase price variances. The corrections resulted in a decrease in Inventories, net of $9,672, in the Cost of goods sold increasing by $1,656, and an increase in the beginning balance of Accumulated deficit of $8,016, respectively, as of and for the quarter ended March 31, 2024.

(b) Trade Receivable Reserve

The Company recorded an adjustment to correct a misstatement related to the collectability of identified receivables, resulting in a decrease in Trade receivables, less allowance for doubtful accounts.

(c) Income Taxes

The Company recorded adjustments to recognize the net impact on current and deferred income taxes associated with all the Misstatements described herein. The adjustments to income taxes were recorded the period corresponding with the respective Misstatements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

PARAGON 28, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024
	As Previously Reported	Adjustments	Ref	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$58,222	$—		$58,222
Trade receivables, net of allowance for doubtful accounts of $2,268	40,262	(567)	(b)	39,695
Inventories, net	104,298	(9,672)	(a)	94,626
Income taxes receivable	597	—		597
Other current assets	4,013	—		4,013
Total current assets	207,392	(10,239)		197,153

Property and equipment, net	75,701	—		75,701
Intangible assets, net	21,458	—		21,458
Goodwill	25,465	—		25,465
Deferred income taxes	678	12		690
Other assets	3,900	—		3,900
Total assets	$334,594	$(10,227)		$324,367

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$29,224	$—		$29,224
Accrued expenses	26,823	—		26,823
Other current liabilities	909	—		909
Current maturities of long-term debt	640	—		640
Income taxes payable	450	(46)	(c)	404
Total current liabilities	58,046	(46)		58,000

Long-term liabilities:
Long-term debt net, less current maturities	109,847	—		109,847
Other long-term liabilities	1,356	—		1,356
Deferred income taxes	231	—		231
Income taxes payable	638	—		638
Total liabilities	170,118	(46)		170,072

Commitments and contingencies (Note 11)

Stockholders' equity:
Common stock, $0.01 par value, 300,000,000 shares authorized; 83,858,930 shares issued, and 82,945,411 shares outstanding as of March 31, 2024	828	—		828
Additional paid in capital	301,459	—		301,459
Accumulated deficit	(130,864)	(10,181)	(a)(b)(c)	(141,045)
Accumulated other comprehensive loss	(965)	—		(965)
Treasury stock, at cost; 913,519 shares as of March 31, 2024 and December 31, 2023	(5,982)	—		(5,982)
Total stockholders' equity	164,476	(10,181)		154,295
Total liabilities & stockholders' equity	$334,594	$(10,227)		$324,367

The description of each error is in the Description of Misstatement Adjustments provided herein this Note 3 Restatement of Previously Issued Condensed Consolidated Financial Statements. The impact of each error for the corresponding period in the above table is described below:

(a) Inventory Treatment - The correction of the misstatement resulted in a decrease to Inventories, net and an increase to Accumulated deficit of $9,672, including an increase to the beginning balance of Accumulated deficit of $8,016 for the three-months ended March 31, 2024.

(b) Trade Receivable Reserve - The correction of the misstatement resulted in a decrease to Trade receivables, net of allowance for doubtful accounts and an increase to Accumulated deficit of $567 as of March 31, 2024

(c) Income Tax Adjustment - The correction of the misstatement resulted in an increase to Deferred income taxes of $12, a decrease to Income taxes payable of $46, and a decrease to Accumulated deficit of $58 as of March 31, 2024.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

PARAGON 28, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended March 31, 2024
	As Previously Reported	Adjustments	Ref	As Restated
Net revenue	$61,082	$—		$61,082
Cost of goods sold	12,186	1,656	(a)	13,842
Gross profit	48,896	(1,656)		47,240

Operating expenses:
Research and development costs	7,584	—		7,584
Selling, general, and administrative	54,215	567	(b)	54,782
Total operating expenses	61,799	567		62,366
Operating loss	(12,903)	(2,223)		(15,126)

Other income (expense):
Other income (expense), net	515	—		515
Interest expense, net	(2,622)	—		(2,622)
Total other expense, net	(2,107)	—		(2,107)
Loss before income taxes	(15,010)	(2,223)		(17,233)
Income tax expense (benefit)	224	(58)	(c)	166
Net loss	$(15,234)	$(2,165)		$(17,399)
Foreign currency translation adjustment	(1,097)	—		(1,097)
Comprehensive loss	$(16,331)	$(2,165)		$(18,496)
Weighted average number of shares of common stock outstanding:
Basic	82,854,334	—		82,854,334
Diluted	82,854,334	—		82,854,334
Net loss per share attributable to common stockholders:
Basic	$(0.18)	$(0.03)		$(0.21)
Diluted	$(0.18)	$(0.03)		$(0.21)

The description of each error is in the Description of Misstatement Adjustments provided herein this Note 3 Restatement of Previously Issued Condensed Consolidated Financial Statements. The impact of each error for the corresponding period in the above table is described below:

(a) Inventory Treatment - The correction of the misstatement resulted in an increase to Cost of goods sold of $1,656 for the three-months ended March 31, 2024.

(b) Trade Receivable Reserve - The correction of the misstatement resulted in an increase to Selling, general and administrative of $567 for the three-months ended March 31, 2024.

(c) Income Tax Adjustment - The correction of the misstatement resulted in a decrease to Income tax expense (benefit) of $58 for the three-months ended March 31, 2024.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

PARAGON 28, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Additional		Other		Total
		Common Stock		Paid-in-	Accumulated	Comprehensive	Treasury	Stockholders'
As Previously Reported	Ref	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance, December 31, 2023		82,825,455	$827	$298,394	$(115,630)	$132	$(5,982)	$177,741
Net Loss		—	—	—	(15,234)	—	—	(15,234)
Options exercised		48,750	—	298	—	—	—	298
Restricted stock vested		71,206	1	(401)	—	—	—	(400)
Foreign currency translation		—	—	—	—	(1,097)	—	(1,097)
Employee stock purchase plan		—	—	80	—	—	—	80
Stock-based compensation		—	—	3,088	—	—	—	3,088
Balance March 31, 2024		82,945,411	$828	$301,459	$(130,864)	$(965)	$(5,982)	$164,476
Adjustments
Balance, December 31, 2023	(a)	—	$—	$—	$(8,016)	$—	$—	$(8,016)
Net Loss	(a)(b)(c)	—	—	—	(2,165)	—	—	(2,165)
Options exercised		—	—	—	—	—	—	—
Restricted stock vested		—	—	—	—	—	—	—
Foreign currency translation		—	—	—	—	—	—	—
Employee stock purchase plan		—	—	—	—	—	—	—
Stock-based compensation		—	—	—	—	—	—	—
Balance March 31, 2024		—	$—	$—	$(10,181)	$—	$—	$(10,181)
As Restated
Balance, December 31, 2023		82,825,455	$827	$298,394	$(123,646)	$132	$(5,982)	$169,725
Net Loss		—	—	—	(17,399)	—	—	(17,399)
Options exercised		48,750	—	298	—	—	—	298
Restricted stock vested		71,206	1	(401)	—	—	—	(400)
Foreign currency translation		—	—	—	—	(1,097)	—	(1,097)
Employee stock purchase plan		—	—	80	—	—	—	80
Stock-based compensation		—	—	3,088	—	—	—	3,088
Balance March 31, 2024		82,945,411	$828	$301,459	$(141,045)	$(965)	$(5,982)	$154,295

See descriptions of the Balance, December 31, 2023 impacts in the Condensed Consolidated Balance Sheets.

See descriptions of the Net loss impacts in the Condensed Consolidated Statement of Operations and Comprehensive Loss.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

PARAGON 28, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2024
	As Previously Reported	Adjustments	Ref	As Restated
Cash flows from operating activities
Net loss	$(15,234)	$(2,165)	(a)(b)(c)	$(17,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,258	—		4,258
Allowance for doubtful accounts	—	567	(b)	567
Provision for excess and obsolete inventories	471	2,411	(a)	2,882
Stock-based compensation	3,088	—		3,088
Change in fair value of financial instruments	(519)	—		(519)
Other	(785)	—		(785)
Changes in other assets and liabilities, net of acquisitions:
Accounts receivable	(3,099)	—		(3,099)
Inventories	(7,044)	(755)	(a)	(7,799)
Accounts payable	7,441	—		7,441
Accrued expenses	194	—		194
Income tax payable	398	(58)	(c)	340
Other assets and liabilities	(162)	—		(162)
Net cash used in operating activities	(10,993)	—		(10,993)

Cash flows from investing activities
Purchases of property and equipment	(5,817)	—		(5,817)
Proceeds from sale of property and equipment	292	—		292
Purchases of intangible assets	(253)	—		(253)
Net cash used in investing activities	(5,778)	—		(5,778)

Cash flows from financing activities
Payments on long-term debt	(160)	—		(160)
Proceeds from exercise of stock options	298	—		298
RSU vesting, taxes paid	(400)	—		(400)
Payments on earnout liability	(1,000)	—		(1,000)
Net cash used in financing activities	(1,262)	—		(1,262)

Effect of exchange rate changes on cash and cash equivalents	616	—		616
Net (decrease) increase in cash and cash equivalents	(17,417)	—		(17,417)
Cash and cash equivalents at beginning of period	75,639	—		75,639
Cash and cash equivalents at end of period	$58,222	$—		$58,222

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$ ―	$ ―		$ ―
Cash paid for interest	2,264	—		2,264
Purchase of property and equipment included in accounts payable	4,952	—		4,952

See descriptions of the Net loss impacts in the Condensed Consolidated Statement of Operations and Comprehensive Loss.

NOTE 4. INTANGIBLE ASSETS

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

Intangible assets as of December 31, 2023, were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and tradenames, indefinite-lived	$987	$—	$987
Patents, definite-lived	7,900	2,649	5,251
Customer relationships	1,733	567	1,166
Developed technology	17,690	3,424	14,266
Other intangibles	30	26	4
Total intangible assets, net	$28,340	$6,666	$21,674

Amortization expense is included in Selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss, and was $470 and $503 for the three months ended March 31, 2024 and 2023, respectively.

Expected future amortization expense is as follows:

2024 (Remaining)	$1,475
2025	1,943
2026	1,943
2027	1,942
2028	1,943
Thereafter	12,212
Total future amortization expense	$21,458

No impairment charges related to intangibles were recorded for the three months ended March 31, 2024 and 2023.

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

The level in the fair value hierarchy within which a fair value measurement in its entirety is based on the lowest-level input that is significant to the fair value measurement in its entirety.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

The Company’s Level 2 asset pertains to an interest rate swap associated with the Company's Zions Facility, used to manage interest rate risk related to variable rate borrowings and manage exposure to the variability of cash flows. The interest rate swap is not designated for hedge accounting and is measured utilizing inputs observable in active markets. For the three months ended March 31, 2024, we reassessed the fair value of our swap which resulted in an increase of $518. The swap asset is recorded in Other assets on the Condensed Consolidated Balance Sheet and the change in fair value is recorded in Other income (expense) within the Condensed Consolidated Statement of Operations and Comprehensive Loss.

As of March 31, 2024, the Company's Level 3 contingent earn-out liability of $340 is included in Other current liabilities on the Condensed Consolidated Balance Sheet. The Company's Level 3 liability is related to the remaining two milestones associated with the Additive Orthopaedics acquisition.

As of December 31, 2023, one project milestone associated with the Disior acquisition and one project milestone associated with the Additive Orthopaedics acquisition was included in Accrued expenses on the Consolidated Balance Sheet totaling $2,000. During the three months ended March 31, 2024, $1,000 was paid in cash related to the Additive Orthopaedics milestone. As of March 31, 2024, the remaining $1,000 related to the Disior acquisition was included in Accrued expenses on the Condensed Consolidated Balance Sheet. For additional information on the Disior and Additive Orthopaedics acquisitions refer to Note 4 to our Consolidated Financial Statements included in the Company's amended Annual Report on Form 10-K/A for the year ended December 31, 2023.

NOTE 6. DEBT

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

Ares Credit Agreement

On November 2, 2023, the Company entered into a new credit agreement with Ares Capital Corporation to provide a total of $150,000, inclusive of a revolving credit facility of up to $50,000 (the “Ares Revolving Loan”) and a term loan facility of up to $100,000 (the “Ares Term Loan”). The obligations under the Ares Credit Agreement are guaranteed by each of the Borrowers’ current and future domestic subsidiaries and secured by liens on substantially all of the Borrowers’ and guarantors’ present and after-acquired assets, in each case, subject to certain customary exceptions. In connection with the closing of the Ares Credit Agreement, the Company drew down $25,000 and $75,000 on the Ares Revolving Loan and Ares Term Loan, respectively. The Ares Revolving Loan and Ares Term Loan bear interest at variable rates of Term SOFR plus 4% and Term SOFR plus 6.75%, respectively, subject in the case of the Ares Term Loan to certain step-downs and adjustments as set forth in the Ares Credit Agreement, and mature on the earlier of (i) November 2, 2028, and (ii) with respect to the Ares Revolving Loan, 6 months prior to the maturity date of any other indebtedness in a principal or stated amount in excess of $12,500. The Ares Credit Agreement contains a financial covenant requiring the Company to maintain certain minimum revenue levels. As of March 31, 2024, the Company was in compliance with all financial covenants under the Ares Credit Agreement. Total debt issuance costs associated with the Ares Credit Agreement were $4,071 as of March 31, 2024. Amortization expense associated with such debt issuance costs totaled $204 and $0 for the three months ended March 31, 2024 and 2023, respectively and is included in Interest expense, net on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

Effective as of November 2, 2023, the Company entered into the Second Amendment to the Zions Facility (the "Second Amendment"). The Second Amendment replaces references to MidCap Financial Trust and MidCap Credit Agreements with references to Ares and the Ares Credit Agreement. As of March 31, 2024, the Company was in compliance with all financial covenants under the Second Amendment. Total debt issuance costs associated with the Zions Facility were $215 as of March 31, 2024. Amortization expense associated with such debt issuance costs was $4 during each of the three months ended March 31, 2024 and 2023, and is included in Interest expense, net on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

	Three Months Ended March 31,
	2024	2023
	(As Restated)	(As Restated)
Net loss	$(17,399)	$(10,812)

Weighted-average common stock outstanding:
Basic	82,854,334	80,681,715
Diluted	82,854,334	80,681,715

Loss per share:
Basic	$(0.21)	$(0.13)
Diluted	$(0.21)	$(0.13)

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

NOTE 10. INCOME TAXES

The effective tax rates for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
	2024	2023
	(As Restated)	(As Restated)
Effective tax rate	(0.963%)	0.655%

For the three months ended March 31, 2024 and 2023, the Company recorded income tax expense of $166 and income tax benefit of $71, respectively.

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

The Company continues to monitor the realization of its deferred tax assets and assesses the need for a valuation allowance. The Company analyzes available positive and negative evidence to determine if a valuation allowance is needed based on the weight of the evidence. This objectively verifiable evidence includes the current & prior two years' profit and loss positions after considering pre-tax book income plus or minus permanent adjustments as well as other positive & negative evidence available. This process requires management to make estimates, assumptions, and judgments that are uncertain in nature. The Company has established a valuation allowance with respect to deferred tax assets in the U.S., Finland, Germany and Italy and continues to monitor and assess potential valuation allowances in all its jurisdictions.

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

NOTE 13. SEGMENT AND GEOGRAPHIC INFORMATION

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

	March 31, 2024	December 31, 2023
United States	$92,221	$89,531
Finland	24,937	25,032
Other International	9,366	9,616
Total assets	$126,524	$124,179

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Interim Condensed Consolidated Financial Statements and related notes included in Item 1 of this Amendment. As discussed in the "Explanatory Note", amounts throughout this discussion and analysis for our unaudited interim consolidated statements for the three months ended March 31, 2024 have been restated to reflect the impact of the Restatement. See Note 3, Restatement of Previously Issued Condensed Consolidated Financial Statements in Item 1, Financial Statements and Supplementary Data, of this Amendment for additional information. In addition to historical information, the following discussion contains forward-looking statements, including, but not limited to, statements regarding the Company's expectation for future performance, liquidity and capital resources, that involve risks, uncertainties and assumptions that could cause actual results to differ materially from the Company's expectations. The Company's actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described in "Special Note Regarding Forward Looking Statements". The Company assumes no obligation to update any of these forward-looking statements.

Restatement of Previously Issued Consolidated Financial Statements

As previously discussed in the "Explanatory Note", the Company is restating our previously issued unaudited interim condensed consolidated financial statements and related notes for the three months ended March 31, 2024 contained in the Original 2024 Quarterly Report on Form 10-Q. Refer to the "Explanatory Note" for background on the Restatement, the periods impacted, and other information. In addition, we have restated certain previously reported financial information as of March 31, 2024 and for the three months ended March 31, 2024 in this Item 2, Management's Discussion and Analysis of Financial Condition, including but not limited to information within the Results of Operations and Liquidity and Capital Resources sections. See Note 3, Restatement of Previously Issued Condensed Consolidated Financial Statements in Item 1, Financial Statements and Supplementary Data, for additional information related to the Restatement, including descriptions of the Misstatements and the impacts to our unaudited interim condensed consolidated financial statements. The following sections within this Management's Discussion and Analysis of Financial Condition and Results of Operations have been updated to reflect the Restatement: Overview, Non-GAAP Financial Measures, Results of Operations, and Cash Flows. The Restatement did not impact our Components of Our Results of Operations, Liquidity and Capital Resources, or Critical Accounting Policies. Therefore, these sections are not updated herein.

For a reconciliation of the previously reported amounts to the restated values for our quarterly period ended March 31, 2023, see the Consolidated Financial Statements and notes thereto for the year ended December 31, 2023, which are included in the Company’s amended Annual Report on Form 10-K/A filed with the SEC on August 8, 2024. For a description of the control deficiencies identified by management as a result of the Company's internal reviews and management's plan to remediate those deficiencies, see Part II, Item 9A - Controls and Procedures in the Company's amended Annual Report on Form 10-K/A for the year ended December 31, 2023.

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

Our gross profit margin was 77%, a decrease from the prior year period driven primarily by increased supplier costs, higher non-cash charges for excess and obsolete inventory, changes in product mix in the United States and increased revenue from International which has lower average selling prices.

Adjusted EBITDA was negative $7.7 million for the three months ended March 31, 2024, compared to negative $2.7 million for the three months ended March 31, 2023. The decrease in Adjusted EBITDA is primarily attributable to an increase in operating expenses offset by an increase in gross profit.

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

Because of these and other limitations, you should consider our non-GAAP measures only as supplemental to other GAAP-based financial measures. For a full reconciliation of Adjusted EBITDA to the most comparable GAAP financial measure, see “Reconciliation Between GAAP and Non-GAAP Measure".

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

	Three Months Ended March 31,
	2024	2023
	As Restated	As Restated
	(in thousands)
Net loss	$(17,399)	$(10,812)
Interest expense, net	2,622	1,205
Income tax expense (benefit)	166	(71)
Depreciation and amortization expense	4,258	3,117
Stock based compensation expense	3,088	3,182
Employee stock purchase plan expense	80	122
Change in fair value of financial instruments (1)	(519)	517
Adjusted EBITDA	$(7,704)	$(2,740)

(1) Represents non-cash changes in the fair value of our interest rate swap contract for the three months ended March 31, 2024 and interest rate swap contract and earnout liability for the three months ended March 31, 2023.

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

Results of Operations

For the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the periods presented:

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	As Restated	As Restated
	(in thousands)
Net revenue	$61,082	$52,036	$9,046	17%
Cost of goods sold	13,842	10,229	3,613	35%
Gross profit	47,240	41,807	5,433	13%

Operating expenses:
Research and development costs	7,584	7,049	535	8%
Selling, general, administrative	54,782	43,820	10,962	25%
Total operating expenses	62,366	50,869	11,497	23%
Operating loss	(15,126)	(9,062)	(6,064)	67%

Other income (expense):
Other income (expense), net	515	(616)	1,131	*
Interest expense, net	(2,622)	(1,205)	(1,417)	*
Total other expense	(2,107)	(1,821)	(286)	(16)%
Income tax expense (benefit)	166	(71)	237	*
Net loss	$(17,399)	$(10,812)	$(6,587)	(61)%

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

Cost of Goods Sold and Gross Profit Margin. Cost of goods sold increased $3.6 million, or 35%, from $10.2 million during the three months ended March 31, 2023, to $13.8 million during the corresponding period in 2024, primarily due to an increase in non-cash charges for excess and obsolete inventory, non-cash changes in inventory variances, and higher variable costs. Gross profit margin for the three months ended March 31, 2024 decreased to 77.3%, compared to 80.3% in the same period of 2023. The decrease in gross profit margin is primarily the result of an increase in non-cash charges for excess and obsolete inventory, non-cash changes in inventory variances, higher prices from suppliers and increased revenue from International which has lower average selling prices, partially offset by lower freight expense as a percentage of revenue.

Research and Development Expenses. Research and development expenses increased $0.5 million, or 8%, from $7.1 million during the three months ended March 31, 2023, to $7.6 million as compared to the corresponding period in 2024. We continue to invest in new product development to improve patient lives through our product pipeline.

Selling, General, and Administrative Expenses. Selling, general and administrative expenses increased $11.0 million, or 25%, from $43.8 million in the three months ended March 31, 2023, to $54.8 million during the corresponding period in 2024. The increase in selling, general, and administrative expenses was primarily driven by increased headcount, annual merit increases, investments in the commercial team, increased variable sales representative commission expense related to net revenue growth, an increase in professional service fees and an increase in depreciation expense.

Other Income (Expense), net. Other income increased $1.1 million, from an expense of $0.6 million for the three months ended March 31, 2023, to income of $0.5 million for the three months ended March 31, 2024. The increase in other income is primarily related to the change in fair value of the interest rate swap.

Interest Expense, net. Interest expense increased $1.4 million, from $1.2 million for the three months ended March 31, 2023, to $2.6 million for the three months ended March 31, 2024, primarily due to higher levels of outstanding debt and higher interest rates on our outstanding debt.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for the periods presented:

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(in thousands)
	As Restated	As Restated
Net cash (used in) provided by:
Operating activities	$(10,993)	$(14,060)	$3,067	22%
Investing activities	(5,778)	(7,552)	1,774	23%
Financing activities	(1,262)	69,367	(70,629)	*
Effect of exchange rate changes on cash and cash equivalents	616	(340)	956	*
Net increase (decrease) in cash and cash equivalents	$(17,417)	$47,415	$(64,832)	*

* Not Meaningful

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 was $11.0 million, consisting of net loss of $17.4 million, partially offset by non-cash expenses of $9.5 million, which primarily consisted of $4.3 million of depreciation and amortization, $3.1 million of stock-based compensation expense, $2.9 million of expense for excess and obsolete inventory, and negative changes in working capital of $3.1 million. The changes in working capital are comprised of a net inventory increase of $7.8 million and an increase in accounts receivable of $3.1 million, partially offset by an increase in accounts payable of $7.4 million.

Net cash used in operating activities for the three months ended March 31, 2023 was $14.1 million, consisting of net loss of $10.8 million offset by non-cash expenses of $7.2 million, which primarily consisted of $3.2 million of stock-based compensation expense, $0.3 million of expense for excess and obsolete inventory, and $3.1 million of depreciation and amortization, and negative changes in working capital of $10.5 million. The changes in working capital included a $9.0 million legal settlement payment and a net inventory increase of $7.1 million, partially offset by an increase in accounts payable of $5.6 million and a reduction in accounts receivable of $0.4 million.

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

During the three months ended March 31, 2024, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2023, other than the item described above.

Recently Issued Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements included in this Amended 2024 Quarterly Report for recently issued accounting pronouncements not yet adopted and their potential impact to our financial statements.

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

Our management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024 with the participation, and under the supervision, of our Chief Executive Officer and Chief Financial Officer. At the time we filed our Original 2024 Quarterly Report for the three months ended March 31, 2024, our Chief Executive Officer and Chief Financial Officer, concluded that as of March 31, 2024, our disclosure controls and procedures were effective at a reasonable assurance level. Subsequent to that evaluation, our management concluded that our disclosure controls and procedures were not effective as of March 31, 2024, as a result of the material weaknesses in our internal control over financial reporting described below.

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

Changes in Internal Control Over Financial Reporting

Other than as described above in connection with our material weaknesses, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

As of the date of this Amended 2024 Quarterly Report, there have been no material changes to the risk factors disclosed in our Amended Annual Report on Form 10-K/A for the year ended December 31, 2023. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

* The certifications attached as Exhibit 32.1 and 32.2 that accompany this Amended 2024 Quarterly Report are deemed furnished and not filed with the U.S. Securities and Exchange Commission and are not to be incorporated by reference into any filing of Paragon 28, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Amended 2024 Quarterly Report, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARAGON 28, INC.

Date: August 8, 2024	By:	/s/ Albert DaCosta
	Name:	Albert DaCosta
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Chadi Chahine
	Name:	Chadi Chahine
	Title:	Chief Financial Officer (Principal Financial Officer)