Form 10-Q
period 2024-06-30
Paragon 28, Inc.
filed 2024-08-08
CIK 1531978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 2, 2024, there were 83,542,291 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

EXPLANATORY NOTE

As previously disclosed in Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on August 8, 2024 (the “Amended 2023 Annual Report”) and Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the three months ended March 31, 2024, filed with the SEC on August 8, 2024 (the “Amended 2024 Quarterly Report”), we restated our audited consolidated financial statements for the fiscal year ended December 31, 2023, and the unaudited interim condensed consolidated financial statements for the periods ended March 31, 2023, June 30, 2023, September 30, 2023 and March 31, 2024. Accordingly, the audited consolidated financial statements as of December 31, 2023, and the unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2023 included in this Quarterly Report on Form 10-Q have been restated to reflect the restatement as described in the Amended 2023 Annual Report and the Amended 2024 Quarterly Report.

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

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30, 2024	December 31, 2023
		(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$46,741	$75,639
Trade receivables, net of allowance for doubtful accounts of $931 and $1,339, respectively	36,708	37,323
Inventories, net	96,406	90,046
Income taxes receivable	1,018	794
Other current assets	3,575	3,997
Total current assets	184,448	207,799

Property and equipment, net	74,904	74,122
Intangible assets, net	20,977	21,674
Goodwill	25,465	25,465
Deferred income taxes	714	705
Other assets	3,959	2,918
Total assets	$310,467	$332,683

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,136	$21,696
Accrued expenses	26,531	27,781
Other current liabilities	962	883
Current maturities of long-term debt	640	640
Income taxes payable	422	243
Total current liabilities	51,691	51,243

Long-term liabilities:
Long-term debt net, less current maturities	109,913	109,799
Other long-term liabilities	1,159	1,048
Deferred income taxes	231	233
Income taxes payable	638	635
Total liabilities	163,632	162,958

Commitments and contingencies (Note 10)

Stockholders' equity:
Common stock, $0.01 par value, 300,000,000 shares authorized; 84,417,725 and 83,738,974 shares issued, and 83,504,206 and 82,825,455 shares outstanding as of June 30, 2024 and December 31, 2023, respectively	833	827
Additional paid in capital	307,524	298,394
Accumulated deficit	(154,827)	(123,646)
Accumulated other comprehensive (loss) income	(713)	132
Treasury stock, at cost; 913,519 shares as of June 30, 2024 and December 31, 2023	(5,982)	(5,982)
Total stockholders' equity	146,835	169,725
Total liabilities & stockholders' equity	$310,467	$332,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
		(As Restated)		(As Restated)
Net revenue	$61,016	$51,009	$122,098	$103,045
Cost of goods sold	15,261	11,599	29,103	21,828
Gross profit	45,755	39,410	92,995	81,217

Operating expenses:
Research and development costs	7,083	7,683	14,667	14,732
Selling, general, and administrative	49,439	43,827	104,221	87,647
Total operating expenses	56,522	51,510	118,888	102,379
Operating loss	(10,767)	(12,100)	(25,893)	(21,162)

Other income (expense):
Other income (expense), net	132	(76)	647	(692)
Interest expense, net	(2,917)	(803)	(5,539)	(2,008)
Total other expense, net	(2,785)	(879)	(4,892)	(2,700)
Loss before income taxes	(13,552)	(12,979)	(30,785)	(23,862)
Income tax expense	230	269	396	198
Net loss	$(13,782)	$(13,248)	$(31,181)	$(24,060)
Foreign currency translation adjustment	252	(283)	(845)	(382)
Comprehensive loss	$(13,530)	$(13,531)	$(32,026)	$(24,442)
Weighted average number of shares of common stock outstanding:
Basic	83,115,861	82,373,441	82,984,878	81,536,607
Diluted	83,115,861	82,373,441	82,984,878	81,536,607
Net loss per share attributable to common stockholders:
Basic	$(0.17)	$(0.16)	$(0.38)	$(0.30)
Diluted	$(0.17)	$(0.16)	$(0.38)	$(0.30)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for number of shares)

(unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Accumulated	Comprehensive	Treasury	Stockholders'
For the Three Months Ended June 30, 2024	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance, March 31, 2024 (As Restated)	82,945,411	$828	$301,459	$(141,045)	$(965)	$(5,982)	$154,295
Net Loss	—	—	—	(13,782)	—	—	(13,782)
Options exercised	424,999	5	2,575	—	—	—	2,580
Restricted stock vested	64,477	—	(24)	—	—	—	(24)
Foreign currency translation	—	—	—	—	252	—	252
Employee stock purchase plan	69,319	—	490	—	—	—	490
Stock-based compensation	—	—	3,024	—	—	—	3,024
Balance, June 30, 2024	83,504,206	$833	$307,524	$(154,827)	$(713)	$(5,982)	$146,835

For the Six Months Ended June 30, 2024
Balance, December 31, 2023 (As Restated)	82,825,455	$827	$298,394	$(123,646)	$132	$(5,982)	$169,725
Net Loss	—	—	—	(31,181)	—	—	(31,181)
Options exercised	473,749	5	2,873	—	—	—	2,878
Restricted stock vested	135,683	1	(425)	—	—	—	(424)
Foreign currency translation	—	—	—	—	(845)	—	(845)
Employee stock purchase plan	69,319	—	570	—	—	—	570
Stock-based compensation	—	—	6,112	—	—	—	6,112
Balance, June 30, 2024	83,504,206	$833	$307,524	$(154,827)	$(713)	$(5,982)	$146,835

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in-	Accumulated	Comprehensive	Treasury	Stockholders'
For the Three Months Ended June 30, 2023	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance, March 31, 2023 (As Restated)	82,306,873	$821	$287,286	$(76,924)	$(132)	$(5,982)	$205,069
Net loss (As Restated)	—	—	—	(13,248)	—	—	(13,248)
Offering costs associated with public offering	—	—	4	—	—	—	4
Options exercised	192,027	3	840	—	—	—	843
Foreign currency translation	—	—	—	—	(283)	—	(283)
Employee stock purchase plan	37,146	—	620	—	—	—	620
Stock-based compensation	—	—	3,600	—	—	—	3,600
Balance, June 30, 2023 (As Restated)	82,536,046	$824	$292,350	$(90,172)	$(415)	$(5,982)	$196,605

For the Six Months Ended June 30, 2023
Balance, December 31, 2022 (As Restated)	77,770,588	$776	$213,956	$(66,112)	$(33)	$(5,982)	$142,605
Net loss (As Restated)	—	—	—	(24,060)	—	—	(24,060)
Issuance of common stock, net of issuance costs of $827	4,312,500	43	68,410	—	—	—	68,453
Options exercised	415,812	5	2,460	—	—	—	2,465
Foreign currency translation	—	—	—	—	(382)	—	(382)
Employee stock purchase plan	37,146	—	742	—	—	—	742
Stock-based compensation	—	—	6,782	—	—	—	6,782
Balance, June 30, 2023 (As Restated)	82,536,046	$824	$292,350	$(90,172)	$(415)	$(5,982)	$196,605

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2024	2023
		(As Restated)
Cash flows from operating activities
Net loss	$(31,181)	$(24,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,868	6,414
Allowance for doubtful accounts	785	147
Provision for excess and obsolete inventories	5,932	923
Stock-based compensation	6,112	6,782
Change in fair value of financial instruments	(601)	366
Other	(581)	394
Changes in other assets and liabilities, net of acquisitions:
Accounts receivable	(360)	3,138
Inventories	(12,631)	(20,959)
Accounts payable	1,456	14,745
Accrued expenses	809	1,845
Accrued legal settlement	—	(22,000)
Income tax receivable/payable	(23)	(359)
Other assets and liabilities	211	(779)
Net cash used in operating activities	(21,204)	(33,403)

Cash flows from investing activities
Purchases of property and equipment	(9,491)	(15,354)
Proceeds from sale of property and equipment	724	635
Purchases of intangible assets	(462)	(544)
Net cash used in investing activities	(9,229)	(15,263)

Cash flows from financing activities
Payments on long-term debt	(320)	(396)
Payments of debt issuance costs	(18)	—
Proceeds from issuance of common stock, net of issuance costs	—	68,453
Options exercised	2,878	2,464
RSU vesting, taxes paid	(424)	—
Proceeds from employee stock purchase plan	403	560
Payments on earnout liability	(2,000)	(4,250)
Net cash provided by financing activities	519	66,831

Effect of exchange rate changes on cash and cash equivalents	1,016	114
Net (decrease) increase in cash and cash equivalents	(28,898)	18,279
Cash and cash equivalents at beginning of period	75,639	38,468
Cash and cash equivalents at end of period	$46,741	$56,747

Supplemental disclosures of cash flow information:
Restricted cash	—	2,250
Cash paid for income taxes	839	456
Cash paid for interest	5,479	2,068
Purchase of property and equipment included in accounts payable	3,325	5,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

NOTE 1. BUSINESS AND BASIS OF PRESENTATION

Business

Paragon 28, Inc. (collectively with its subsidiaries, “we,” “us,” “our,” “P28” or the “Company”) develops, distributes, and sells medical devices in the foot and ankle segment of the orthopedic implant marketplace. Our approach to product development is procedurally focused, resulting in a full range of procedure-specific foot and ankle products designed specifically for foot and ankle anatomy. Our products and product families include plates and plating systems, screws, staples, and nails aimed to address all major foot and ankle procedures including fracture fixation, forefoot or hallux valgus - which includes bunion and hammertoe, ankle, flatfoot or progressive collapsing foot deformity (“PCDF”), charcot foot and orthobiologics. P28 is a United States (“U.S.”) based company incorporated in the State of Delaware, with headquarters in Englewood, Colorado. Our sales representatives and distributors are located globally with the majority concentrated in the U.S., Australia, South Africa, and the United Kingdom.

Basis of Presentation and Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of Paragon 28, Inc. and its subsidiaries, all of which are wholly-owned. The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information required by U.S. GAAP for complete financial statements. The interim Condensed Consolidated Financial Statements reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair representation of the results for the periods presented and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2023, which include a complete set of footnote disclosures, including our significant accounting policies. The audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2023, are included in the Company’s Amended 2023 Annual Report. The results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period. All intercompany balances and transactions have been eliminated in consolidation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Any changes in these estimates will be reflected in the Company’s Condensed Consolidated Financial Statements. Significant items subject to such estimates and assumptions include the determination of the credit loss reserves for trade receivables, inventory obsolescence, impairment of long-lived assets, recoverability of goodwill and intangible assets, contingent earnout liabilities, interest rate swap valuation, income taxes and stock-based compensation. On January 1, 2024, the Company revised the inputs used in estimating the reserve on obsolete and slow-moving inventory to include forecasted sales, in addition to current inventory levels and historical sales. The effect of this change in estimate was a decrease of $47 to the Company’s reserve for obsolete and slow-moving inventory during the six months ended June 30, 2024.

Foreign Currency Translation

The Condensed Consolidated Financial Statements are presented in U.S. dollars. The Company’s non-U.S. subsidiaries have a functional currency (i.e., the currency in which operational activities are primarily conducted) that is other than the U.S. dollar, generally the currency of the country in which such subsidiaries are domiciled. Such subsidiaries’ assets and liabilities are translated into U.S. dollars at quarter-end exchange rates, while revenue and expenses are translated at average exchange rates during the quarter based on the daily closing exchange rates. Adjustments that result from translating amounts from a subsidiary’s functional currency to U.S. dollars are reported in Accumulated other comprehensive income (loss), a separate component of stockholders’ equity.

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

Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies as disclosed in Note 2 to our audited Consolidated Financial Statements included in our Amended 2023 Annual Report on Form 10-K/A.

Recently Issued Accounting Pronouncements

In October 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments in ASU 2023-06 modify the disclosure or presentation requirements of a variety of Topics in the Codification. Certain of the amendments represent clarifications to or technical corrections of the current requirements. ASU 2023-06 is applicable to all entities subject to the SEC’s existing disclosure requirements. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company is currently evaluating the amendments in ASU 2023-06 and does not expect the adoption to have a significant impact on the Company’s Consolidated Financial Statements and related disclosures.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

NOTE 3. INTANGIBLE ASSETS

Intangibles

Intangible assets as of June 30, 2024, were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and tradenames, indefinite-lived	$607	$—	$607
Patents, trademarks and tradenames, definite-lived	8,718	2,995	5,723
Customer relationships	1,733	705	1,028
Developed technology	17,690	4,071	13,619
Other intangibles	30	30	—
Total intangible assets, net	$28,778	$7,801	$20,977

Intangible assets as of December 31, 2023, were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and tradenames, indefinite-lived	$987	$—	$987
Patents, definite-lived	7,900	2,649	5,251
Customer relationships	1,733	567	1,166
Developed technology	17,690	3,424	14,266
Other intangibles	30	26	4
Total intangible assets, net	$28,340	$6,666	$21,674

Amortization expense is included in Selling, general, and administrative expenses, on the Condensed Consolidated Statements of Operations and Comprehensive Loss, and was $668 and $508 for the three months ended June 30, 2024 and 2023, respectively. Amortization expense for the six months ended June 30, 2024 and 2023 totaled $1,138 and $1,011, respectively. During the three months ended June 30, 2024, the Company recategorized one of its intangible assets from Trademarks and tradenames, indefinite-lived to Patents, trademarks and tradenames, definite-lived and recorded the related amortization expense.

Expected future amortization expense is as follows:

2024 (Remaining)	$1,019
2025	2,033
2026	2,033
2027	1,952
2028	1,953
Thereafter	11,380
Total future amortization expense	$20,370

No impairment charges related to intangibles were recorded for the three and six months ended June 30, 2024 and 2023.

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

The Company’s significant financial assets and liabilities measured at fair value as of June 30, 2024, were as follows:

	Level 1	Level 2	Level 3	Total
Financial Assets:
Interest rate swap	$—	1,590	—	$1,590
Financial Liabilities:
Contingent consideration	$—	—	340	$340

The Company's significant financial assets and liabilities measured at fair value as of December 31, 2023, were as follows:

	Level 1	Level 2	Level 3	Total
Financial Assets:
Interest rate swap	$—	991	—	$991
Financial Liabilities:
Contingent consideration	$—	—	340	$340

The Company’s Level 2 asset pertains to an interest rate swap associated with the Company’s Zions Facility (as defined below), used to manage interest rate risk related to variable rate borrowings and manage exposure to the variability of cash flows. The interest rate swap is not designated for hedge accounting and is measured utilizing inputs observable in active markets. For the three and six months ended June 30, 2024, we reassessed the fair value of our swap which resulted in an increase of $82 and $601, respectively to the swap asset. The swap asset is recorded in Other assets on the Condensed Consolidated Balance Sheet and the change in fair value is recorded in Other income (expense), net within the Condensed Consolidated Statement of Operations and Comprehensive Loss.

As of June 30, 2024, the Company’s Level 3 contingent earnout liability of $340 is included in Other current liabilities on the Condensed Consolidated Balance Sheet. The Company’s Level 3 liability is related to the remaining two milestones associated with the Additive Orthopaedics acquisition.

As of December 31, 2023, one project milestone associated with the Disior acquisition and one project milestone associated with the Additive Orthopaedics acquisition was included in Accrued expenses on the Consolidated Balance Sheet totaling $2,000. During the first quarter of 2024, $1,000 was paid in cash related to the Additive Orthopaedics milestone and the remaining $1,000 related to the Disior acquisition was paid during the second quarter of 2024. For additional information on the Disior and Additive Orthopaedics acquisitions refer to Note 4 to our Consolidated Financial

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

Statements included in the Company’s Amended 2023 Annual Report on Form 10-K/A for the year ended December 31, 2023.

NOTE 5. DEBT

Long-term debt as of June 30, 2024 and December 31, 2023 consists of the following:

	June 30, 2024	December 31, 2023
Ares Revolving Loan	$25,000	$25,000
Ares Term Loan	75,000	75,000
Zions Term Loan	14,613	14,933
	114,613	114,933
Less: deferred issuance costs	(4,060)	(4,494)
Total debt, net of issuance costs	110,553	110,439
Less: current portion	(640)	(640)
Long-term debt, net, less current maturities	$109,913	$109,799

Ares Credit Agreement

On November 2, 2023, the Company entered into a new credit agreement with Ares Capital Corporation to provide a total of $150,000, inclusive of a revolving credit facility of up to $50,000 (the “Ares Revolving Loan”) and a term loan facility of up to $100,000 (the “Ares Term Loan”). The obligations under the Ares Credit Agreement are guaranteed by each of the Borrowers’ current and future domestic subsidiaries and secured by liens on substantially all of the Borrowers’ and guarantors’ present and after-acquired assets, in each case, subject to certain customary exceptions. In connection with the closing of the Ares Credit Agreement, the Company drew down $25,000 and $75,000 on the Ares Revolving Loan and Ares Term Loan, respectively. The Ares Revolving Loan and Ares Term Loan bear interest at variable rates of Term SOFR plus 4% and Term SOFR plus 6.75%, respectively, subject in the case of the Ares Term Loan to certain step-downs and adjustments as set forth in the Ares Credit Agreement, and mature on the earlier of (i) November 2, 2028, and (ii) with respect to the Ares Revolving Loan, 6 months prior to the maturity date of any other indebtedness in a principal or stated amount in excess of $12,500. The Ares Credit Agreement contains a financial covenant requiring the Company to maintain certain minimum revenue levels. As of June 30, 2024, the Company was in compliance with all financial covenants under the Ares Credit Agreement. Total debt issuance costs associated with the Ares Credit Agreement were $3,849 as of June 30, 2024. Amortization expense associated with such debt issuance costs totaled $222 and $426 for the three and six months ended June 30, 2024, respectively and are included in Interest expense, net on the Condensed Consolidated Statements of Operations and Comprehensive Loss. There were no debt issuance costs associated with the Ares Credit Agreement during the three and six months ended June 30, 2023.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

Effective as of November 2, 2023, the Company entered into the Second Amendment to the Zions Facility (the “Second Amendment”). The Second Amendment replaces references to MidCap Financial Trust and MidCap Credit Agreements with references to Ares and the Ares Credit Agreement. As of June 30, 2024, the Company was in compliance with all financial covenants under the Second Amendment. Total debt issuance costs associated with the Zions Facility were $211 as of June 30, 2024. Amortization expense associated with such debt issuance costs was $4 and $8 for the three and six months ended June 30, 2024, and is included in Interest expense, net on the Condensed Consolidated Statements of Operations and Comprehensive Loss, respectively and totaled $4 and $8 for the three and six months ended June 30, 2023, respectively.

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

Treasury Stock

The Company did not purchase any of its common stock during the six months ended June 30, 2024 and 2023. All previously repurchased shares were recorded in Treasury stock at cost.

NOTE 7. LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common stockholders (the numerator) by the weighted average number of common stock outstanding for the period (the denominator). Diluted net income per share of common stock attributable to common stockholders is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period adjusted for the dilutive effects of common stock equivalents using the treasury stock method or the method based on the nature of such securities. In periods when losses from operations are reported, the weighted-average number of shares of common stock outstanding excludes common stock

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

equivalents because their inclusion would be anti-dilutive. The computation of net loss per share for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
		(As Restated)		(As Restated)
Net loss	$(13,782)	$(13,248)	$(31,181)	$(24,060)

Weighted-average common stock outstanding:
Basic	83,115,861	82,373,441	82,984,878	81,536,607
Diluted	83,115,861	82,373,441	82,984,878	81,536,607

Loss per share:
Basic	$(0.17)	$(0.16)	$(0.38)	$(0.30)
Diluted	$(0.17)	$(0.16)	$(0.38)	$(0.30)

The following outstanding potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their impact would have been antidilutive for the period presented:

	As of June 30,
	2024	2023
Stock options	5,153,186	6,154,824
Restricted stock units	2,563,064	1,339,989

NOTE 8. STOCK-BASED COMPENSATION

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“ESPP”) provides participating employees with the opportunity to purchase the Company’s common stock at 85% of the market price at the lesser of the date the purchase right is granted or exercisable. Eligible employees can contribute up to 15% of their gross base earnings for purchases under the ESPP through regular payroll deductions, limited to $25 worth of the Company’s shares of common stock for each calendar year in which the purchase right is outstanding. The Company currently holds offerings consisting of six-month periods commencing on January 1st and July 1st of each calendar year, with a single purchase date at the end of the purchase period on June 30th and December 31st of each calendar year.

The Company issued 69,319 shares upon exercise of purchase rights during the three and six months ended June 30, 2024, and 37,146 shares during the three and six months ended June 30, 2023. The Company recognizes compensation expense on a straight-line basis over the service period. During the three and six months ended June 30, 2024, the Company recognized $88 and $168, respectively, of compensation expense related to the ESPP. During the three and six months ended June 30, 2023, the Company recognized $60 and $182, respectively of compensation expense related to the ESPP. Stock-based compensation expenses are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

Stock Options

The following summarizes the Company’s stock option plan and the activity for the six months ended June 30, 2024.

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding, December 31, 2023	5,943,898	$10.28	6.53
Granted	—	—
Exercised or released	(473,749)	6.07
Forfeited or expired	(316,963)	11.22
Outstanding, June 30, 2024	5,153,186	$10.61	5.86
Exercisable, June 30, 2024	4,207,015	$9.36	5.48
Vested and expected to vest at June 30, 2024	5,149,253	$10.60	5.86

During the three months ended June 30, 2024 and 2023, the Company recognized $104 and $1,840, respectively, of compensation expense related to stock options. During the six months ended June 30, 2024 and 2023, the Company recognized $1,039 and $3,596, respectively of compensation expense related to stock options. Stock-based compensation expenses are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Restricted Stock Units

The following table summarizes the Company’s restricted stock units activity for the six months ended June 30, 2024:

	Restricted Stock Units	Weighted-Average Fair Value
Outstanding, December 31, 2023	1,317,402	$17.06
Granted	1,429,133	12.67
Vested	(171,040)	17.86
Forfeited or expired	(232,674)	15.12
Outstanding, June 30, 2024	2,342,821	$14.51
Vested and expected to vest at June 30, 2024	2,256,319	$14.56

During the three months ended June 30, 2024 and 2023, the Company recognized $2,484 and $1,760, respectively of compensation expense related to RSUs. During the six months ended June 30, 2024 and 2023, the Company recognized $4,637 and $3,186, respectively of compensation expense related to RSUs. Stock-based compensation expenses are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Performance Share Units

On March 8, 2024, the Company granted 241,881 performance share units (“PSUs”) with a weighted-average fair value of $11.69 to certain executives, of which 21,638 were forfeited with a weighted-average fair value of $11.00 during the six months ended June 30, 2024. The grant date fair value of PSUs granted to the Chief Executive Officer was calculated using a Monte Carlo simulation and was based on assumptions, including expected volatility of 59.7%, expected dividends of 0%, and a 4.21% risk-free rate. Other granted PSUs’ fair value were based on the Company’s share price on the date of grant, or $11.00 per share. The PSUs will vest based on the Company’s achievement level relative to Adjusted Free Cash Flow for the trailing twelve months ending December 31, 2026, or the consummation of a change in control if earlier (“Performance Period”). Adjusted Free Cash Flow (“aFCF”) is defined as Total Operating Cash Flow plus Investing

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

Cash Flow adjusted for certain nonrecurring items. Upon achievement of the minimum threshold performance metric, the executive may earn a pro rata portion of their respective target shares and up to 200% of their target shares upon maximum achievement. The Chief Executive Officer was granted 166,924 of the 241,881 PSUs which may be further increased or decreased by up to 25%, based on the achievement of Relative Total Stockholder Return, as defined as the stockholder return of the Company relative to certain of its peer companies within the Healthcare Equipment Select Industry Index. The PSUs additionally require the executive to provide service over the performance period. Termination of service prior to completion of the Performance Period, except by reason of death or disability, will result in automatic forfeiture of the performance share units. If the executive’s termination of service occurs by reason of death or disability on or after January 1, 2025, a pro-rata number of the PSUs shall vest at the level based on actual performance through the end of the Performance Period, multiplied by a fraction equal to (x) the number of days elapsed between the beginning of the Performance Period and the date of executive’s termination of service, divided by (y) the total number of days in the Performance Period.

Stock-based compensation expense is recognized on a straight-line basis over the vesting period, beginning at the point in time that the performance condition is considered probable of achievement. The probability of achieving the performance condition is assessed at each reporting period. If it is deemed probable that the performance condition will be met, compensation cost will be recognized based on the grant date fair value of the award expected to be earned. If it is deemed that it is not probable that the performance condition will be met, the Company will discontinue the recognition of compensation cost and any compensation cost previously recorded will be reversed. At June 30, 2024, achievement of the performance condition for the performance share units was deemed probable with 334,215 PSUs expected to vest, and the expense recorded for the three and six months ended June 30, 2024, was $436. Stock-based compensation expenses are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

NOTE 9. INCOME TAXES

The effective tax rates for the six months ended June 30, 2024 and 2023 are as follows:

	Six Months Ended June 30,
	2024	2023
	(As Restated)
Effective tax rate	(1.286)%	(0.830)%

For the three months ended June 30, 2024 and 2023, the Company recorded tax expense of $230 and $269, respectively. For six months ended June 30, 2024 and 2023, the Company recorded tax expense of $396 and $198, respectively.

The Company’s fiscal year 2024 and 2023 income tax expense and rates differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily due to the U.S., Finland, Germany and Italy jurisdictions that have a full valuation allowance recorded on deferred tax assets. In addition, the tax rate is lower than the U.S. statutory federal tax rate as a result of foreign earnings that are taxed at lower tax rates.

The Company continues to monitor the realization of its deferred tax assets and assesses the need for a valuation allowance. The Company analyzes available positive and negative evidence to determine if a valuation allowance is needed based on the weight of the evidence. This objectively verifiable evidence includes the current & prior two years’ profit and loss positions after considering pre-tax book income plus or minus permanent adjustments as well as other positive & negative evidence available. This process requires management to make estimates, assumptions, and judgments that are uncertain in nature. The Company has established a valuation allowance with respect to deferred tax assets in the U.S., Finland, Germany, and Italy and continues to monitor and assess potential valuation allowances in all its jurisdictions.

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

As of June 30 2024, the Company is not involved in any legal proceedings that could have a material adverse effect on its condensed consolidated financial position.

NOTE 11. RELATED PARTY TRANSACTIONS

The Company has a license agreement dated July 1, 2017 for certain intellectual property with an entity that is affiliated with one of the directors of the Company, under which the Company pays a royalty of four percent (4%) of net revenue related to the licensed intellectual property for the 15 years following the date of first sale, including a minimum annual payment of $250. The term of the agreement is 20 years and it automatically renews for five-year periods thereafter. Payments to the entity under this license agreement totaled $53 and $156 for the three months ended June 30, 2024 and 2023, respectively. Payments to the entity under this license agreement totaled $199 and $201 for the six months ended June 30, 2024 and 2023, respectively. Amounts payable to this entity as of June 30, 2024 and December 31, 2023 were $72 and $155, respectively.

The Company paid professional services fees to a related party totaling $5 and $115 for the three months ended June 30, 2024 and 2023, respectively, and $18 and $115 for the six months ended June 30, 2024 and 2023, respectively, and are included in Selling, general, and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Amounts payable as of June 30, 2024 and December 31, 2023 to this related party were $8 and $16, respectively.

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

The following table represents total net revenue by geographic area, based on the location of the customer for the three and six months ended June 30, 2024 and 2023, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$49,703	$42,264	$100,753	$87,245
International	11,313	8,745	21,345	15,800
Total net revenue	$61,016	$51,009	$122,098	$103,045

No individual country with net revenue originating outside of the United States accounted for more than 10% of consolidated net revenue for the three and six months ended June 30, 2024 and 2023.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

The following table represents total non-current assets, excluding deferred taxes, by geographic area as of June 30, 2024 and December 31, 2023, respectively.

	June 30, 2024	December 31, 2023
United States	$91,075	$89,531
Finland	24,636	25,032
Other International	9,594	9,616
Total assets	$125,305	$124,179

NOTE 13. EMPLOYEE BENEFIT PLAN

The Company sponsors a defined contribution plan for eligible employees who are 21 years of age with three months of service. Eligible employees can voluntarily contribute up to 100% of their eligible compensation. The Company has elected a Safe Harbor plan in which the Company must contribute 3% of eligible compensation. In addition, the Company may make discretionary contributions which are determined and authorized by the Board of Directors each plan year. The Company made contributions to its employee benefit plan of $328 and $698 and $276 and $589 for three months ended and six months ended June 30, 2024 and 2023, respectively.

NOTE 14. SUBSEQUENT EVENT

On August 8, 2024, the Company announced an operational efficiency strategy targeted at optimizing the organizational structure, minimizing costs and preserving cash without compromising revenue growth opportunities. Management does not expect to incur material charges to effect this operational efficiency strategy.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Interim Condensed Consolidated Financial Statements and related notes thereto included in Part I - Item 1 of this Quarterly Report on Form 10-Q. As discussed in the "Explanatory Note", amounts throughout this discussion and analysis for our unaudited interim condensed consolidated statements for the three and six months ended June 30, 2023 have been restated to reflect the impact of the restatement as described in the Amended 2024 Quarterly Report. In addition to historical information, the following discussion contains forward-looking statements, including, but not limited to, statements regarding the Company's expectation for future performance, liquidity and capital resources, that involve risks, uncertainties and assumptions that could cause actual results to differ materially from the Company's expectations. The Company’s actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described in “Special Note Regarding Forward-Looking Statements”. The Company assumes no obligation to update any of these forward-looking statements.

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

During the three and six months ended June 30, 2024, our sales increased as a result of U.S sales force expansion, growth in our international business and key product launches in the forefoot and flatfoot segments. As a result, we reported net revenue growth of 20% and 18%, respectively, during the three and six months ended June 30, 2024, as compared to the corresponding prior year periods.

Our gross profit margin was 75.0% and 76.2% for the three and six months ended June 30, 2024, respectively, compared to 77.3% and 78.8% during the three and six months ended June 30, 2023, representing decreases from the corresponding prior year periods driven primarily by higher non-cash excess and obsolete reserve expense, partially offset by lower freight expenses.

Adjusted EBITDA was negative $3.0 million and negative $5.4 million for the three months ended June 30, 2024 and 2023, respectively. Adjusted EBITDA was negative $10.7 million and negative $8.1 million for the six months ended June 30, 2024 and 2023, respectively. The improvement in Adjusted EBITDA for the three months ended June 30, 2024 is primarily attributable to an increase in gross profit, partially offset by an increase in operating expenses. The decrease in Adjusted EBITDA for the six months ended June 30, 2024 is primarily attributable to an increase in operating expenses, partially offset by an increase in gross profit.

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

We believe that Adjusted EBITDA, together with a reconciliation to net loss, helps identify underlying trends in our business and helps investors make comparisons between our company and other companies that may have different capital structures, tax rates, or different forms of employee compensation. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects, and allowing for greater transparency with respect to a key financial metric used by our management in its financial and operational decision-making. Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider these measures in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these potential limitations include:

●	other companies, including companies in our industry which have similar business arrangements, may report Adjusted EBITDA, or similarly titled measures but calculate them differently, which reduces their usefulness as comparative measures;
●	although depreciation and amortization expenses are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditures for such replacements or for new capital expenditure requirements;
●	Adjusted EBITDA also does not reflect changes in, or cash requirements for, our working capital needs or the potentially dilutive impact of stock-based compensation; and
●	Adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debt that we may incur.

Because of these and other limitations, you should consider our non-GAAP measures only as supplemental to other GAAP-based financial measures. For a full reconciliation of Adjusted EBITDA to the most comparable GAAP financial measure, see “Reconciliation Between GAAP and Non-GAAP Measure”.

Reconciliation Between GAAP and Non-GAAP Measure

We define Adjusted EBITDA as earnings (loss) before interest expense, income tax expense (benefit), depreciation and amortization, stock-based compensation expense, employee stock purchase plan expense, non-recurring expenses and certain other non-cash expenses. For a full reconciliation of Adjusted EBITDA for the three and six months ended June 30, 2024 and 2023, to the most comparable GAAP financial measure, refer to the presentation below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(in thousands)		(As Restated)		(As Restated)
Net loss	$(13,782)	$(13,248)	$(31,181)	$(24,060)
Interest expense, net	2,917	803	5,539	2,008
Income tax expense	230	269	396	198
Depreciation and amortization expense	4,610	3,297	8,868	6,414
Stock based compensation expense	3,024	3,600	6,112	6,782
Employee stock purchase plan expense	88	60	168	182
Change in fair value of financial instruments(1)	(82)	(151)	(601)	366
Adjusted EBITDA	$(2,995)	$(5,370)	$(10,699)	$(8,110)
(1)	Represents the non-cash change in fair value of our interest rate swap contract for all periods presented contingent and earnout liability for the three and six months ended June 30, 2023.

Components of Our Results of Operations

Net Revenue

We derive our revenue from the sale of our foot and ankle orthopedic solutions, primarily implants. We also record as revenue any amounts billed to customers for shipping costs and record as cost of goods sold the actual shipping costs. We have elected to exclude from the measurement of the transaction price all taxes, such as sales, use, value-added, assessed by government authorities and collected from a customer. Therefore, revenue is recognized net of such taxes. In addition, we record revenue net of estimated discounts and other price concessions. No single customer accounted for 10% or more of our net revenue in the three and six months ended June 30, 2024 and 2023. We expect our net revenue to increase in the foreseeable future as we expand our sales territories, add new customers and increase the utilization of our products by our existing customers, though net revenue may fluctuate from quarter to quarter due to a variety of factors, including availability of reimbursement, the size and success of our sales force, the number of hospitals and physicians who are aware of and use our products and seasonality.

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

Operating Expenses

Research and Development

Research and development expense is comprised of engineering costs and research programs related to new product and sustaining product development activities, clinical studies and trial expenses, quality and regulatory expenses, and salaries and benefits related to research and development functions. We maintain a procedurally focused approach to product development and have projects underway to add new systems across multiple foot and ankle indications and to add additional functionality to our existing systems. We expect our research and development expenses to increase as we hire additional personnel to develop new product offerings and product enhancements.

Selling, General, and Administrative

Selling, general, and administrative expenses consist primarily of commissions paid to U.S. sales representatives, salaries, bonuses, and benefits related to selling, marketing, and general and administrative functions, and stock-based compensation. In addition, selling, general, and administrative expenses consist of the costs associated with marketing initiatives, physician and sales force medical education programs, surgical instrument depreciation, travel expenses, professional service fees (including legal, finance, audit and tax fees), insurance costs, facility expenses and other general corporate expenses.

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

Other Income (Expense)

Other Income (Expense), net

Other income (expense), net consists primarily of changes in fair value related to contingent earn out liabilities and our interest rate swap contract.

Interest Expense, net

Interest expense, net consists of interest incurred, amortization of financing costs and interest income earned during the reported periods.

Results of Operations

For the Three Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the periods presented:

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
(in thousands)		(As Restated)
Net revenue	$61,016	$51,009	$10,007	20%
Cost of goods sold	15,261	11,599	3,662	32%
Gross profit	45,755	39,410	6,345	16%

Operating expenses:
Research and development costs	7,083	7,683	(600)	(8)%
Selling, general, administrative	49,439	43,827	5,612	13%
Total operating expenses	56,522	51,510	5,012	10%
Operating loss	(10,767)	(12,100)	1,333	11%

Other income (expense):
Other income (expense), net	132	(76)	208	*
Interest expense, net	(2,917)	(803)	(2,114)	*
Total other expense, net	(2,785)	(879)	(1,906)	*
Income tax expense	230	269	(39)	14%
Net loss	$(13,782)	$(13,248)	$(534)	(4)%
*	Not Meaningful

The following table represents total net revenue by geographic area, based on the location of the customer for the three months ended June 30, 2024 and 2023, respectively.

	Three Months Ended June 30,
	2024	2023

	(in thousands)
United States	$49,703	$42,264
International	11,313	8,745
Total net revenue	$61,016	$51,009

Net Revenue. Net revenue increased $10.0 million, or 20%, from $51.0 million during the three months ended June 30, 2023, to $61.0 million during the corresponding period in 2024. Strengthening of the U.S. dollar reduced net revenue growth for the three months ended June 30, 2024, by less than 1% as compared to the prior year. U.S. net revenue was $49.7 million for the three months ended June 30, 2024, representing growth of 18% compared to the prior year. U.S. net revenue growth was the result of increased surgical volume driven primarily by sales force expansion, changes in product mix, and new product launches in our forefoot and flatfoot segments. International revenue for the three months ended June 30, 2024, was $11.3 million, representing growth of 29% compared to the prior year. International revenue growth was driven primarily by the United Kingdom, Australia, and South Africa, along with our new launch into the Kuwaiti market as we continue to focus on growing our international business.

Cost of Goods Sold and Gross Profit Margin. Cost of goods sold increased $3.7 million, or 32%, from $11.6 million during the three months ended June 30, 2023, to $15.3 million during the corresponding period in 2024, primarily due to an increase in non-cash charges for excess and obsolete inventory, non-cash changes in inventory variances, and higher variable costs. Gross profit margin for the three months ended June 30, 2024 decreased to 75.0%, compared to 77.3% in the same period of 2023. The decrease in gross profit margin is primarily the result of an increase in non-cash charges for excess and obsolete inventory, non-cash changes in inventory variances, higher prices from suppliers and increased International revenue, which has lower average selling prices, partially offset by lower freight expense as a percentage of revenue.

Research and Development Expenses. Research and development expenses decreased $0.6 million, or 8%, from $7.7 million during the three months ended June 30, 2023, to $7.1 million as compared to the corresponding period in 2024. The decrease in research and development expenses is primarily due to the implementation of cost savings initiatives to lower outsourced consulting services as the Company focuses on internalizing new product development, partially offset by increased investments in personnel and surgeon consulting.

Selling, General, and Administrative Expenses. Selling, general and administrative expenses increased $5.6 million, or 13%, from $43.8 million in the three months ended June 30, 2023, to $49.4 million during the corresponding period in 2024. The increase in selling, general, and administrative expenses was primarily driven by increased variable sales representative commission expense related to net revenue growth, increased personnel costs and an increase in depreciation expense.

Other Income (Expense), net. Other income (expense), net increased $0.2 million, from an expense of $0.1 million for the three months ended June 30, 2023, to income of $0.1 million for the three months ended June 30, 2024. The change in other income is primarily related to the changes in fair value of the Company’s contingent earnout liabilities and interest rate swap contract.

Interest Expense, net. Interest expense, net increased $2.1 million, from $0.8 million for the three months ended June 30, 2023, to $2.9 million for the three months ended June 30, 2024, primarily due to higher levels of outstanding debt and higher interest rates on our outstanding debt.

For the Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the periods presented:

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
(in thousands)		(As Restated)
Net revenue	$122,098	$103,045	$19,053	18%
Cost of goods sold	29,103	21,828	7,275	33%
Gross profit	92,995	81,217	11,778	15%

Operating expenses:
Research and development costs	14,667	14,732	(65)	0%
Selling, general, administrative	104,221	87,647	16,574	19%
Total operating expenses	118,888	102,379	16,509	16%
Operating loss	(25,893)	(21,162)	(4,731)	22%

Other income (expense):
Other income (expense), net	647	(692)	1,339	*
Interest expense, net	(5,539)	(2,008)	(3,531)	*
Total other expense, net	(4,892)	(2,700)	(2,192)	(81)%
Income tax expense	396	198	198	100%
Net loss	$(31,181)	$(24,060)	$(7,121)	(30)%
*	Not Meaningful

The following table represents total net revenue by geographic area, based on the location of the customer for the six months ended June 30, 2024 and 2023, respectively.

	Six Months Ended June 30,
	2024	2023

	(in thousands)
United States	$100,753	$87,245
International	21,345	15,800
Total net revenue	$122,098	$103,045

Net Revenue. Net revenue increased $19.1 million, or 18%, from $103.0 million during the six months ended June 30, 2023 to $122.1 million during the corresponding period in 2024. Strengthening of the U.S. dollar reduced net revenue growth for the six months ended June 30, 2024, by less than 1% as compared to the prior year. U.S. net revenue was $100.8 million for the six months ended June 30, 2024, representing growth of 15% compared to the prior year. U.S. net revenue growth was primarily the result of increased surgical volume driven primarily by sales force expansion, changes in product mix and new product launches in our forefoot, flatfoot and charcot segments. International revenue for the six months ended June 30, 2024, was $21.3 million, representing growth of 35% compared to the prior year. International revenue growth was driven primarily by the United Kingdom, Australia, and South Africa along with our new launch into the Kuwaiti market as we continue to focus on growing our international business.

Cost of Goods Sold and Gross Profit Margin. Cost of goods sold increased $7.3 million, or 33%, from $21.8 million during the six months ended June 30, 2023, to $29.1 million during the corresponding period in 2024, primarily due to an increase in non-cash charges for excess and obsolete inventory, non-cash changes in inventory variances, and higher variable costs. Gross profit margin for the six months ended June 30, 2024, decreased to 76.2%, compared to 78.8% in the same period of 2023. The decrease in gross profit margin is primarily the result of an increase in non-cash charges for excess and obsolete inventory, non-cash changes in inventory variances, higher prices from suppliers and increased International revenue, which has lower average selling prices, partially offset by lower freight expense as a percentage of revenue.

Research and Development Expenses. Research and development expenses were $14.7 million during both the six months ended June 30, 2023 and 2024. Research and development costs remained consistent year-over year due to increased investments in personnel and surgeon consulting costs being offset by cost savings initiatives to lower outsourced consulting services as the Company focuses on internalizing new product development to improve patient lives.

Selling, General, and Administrative Expenses. Selling, general and administrative expenses increased $16.6 million, or 19%, from $87.6 million in the six months ended June 30, 2023, to $104.2 million during the corresponding period in 2024. The increase in selling, general, and administrative expenses was primarily driven by increased personnel expenses, increased variable sales representative commission expense related to net revenue growth, an increase in depreciation expense and an increase in professional service and legal fees.

Other Income (Expense), net. Other income (expense), net increased $1.3 million, from an expense of $0.7 for the six months ended June 30, 2023, to income of $0.6 million for the six months ended June 30, 2024. The change in other income is primarily related to the changes in fair value of the Company’s contingent earnout liabilities and interest rate swap contract.

Interest Expense, net. Interest expense, net increased $3.5 million, from $2.0 million for the six months ended June 30, 2023, to $5.5 million for the six months ended June 30, 2024, primarily due to higher levels of outstanding debt and higher interest rates on our outstanding debt.

Liquidity and Capital Resources

Our primary sources of capital from inception through June 30, 2024, have been from ongoing operations, private placements of securities, proceeds from our public offerings and the incurrence of indebtedness. As of June 30, 2024, we had cash of $46.7 million and the principal amount of our outstanding consolidated debt aggregated to $110.6 million, of which $0.6 million is classified as current in our Condensed Consolidated Balance Sheet. As of June 30, 2024, we had available borrowing capacity of $50.0 million, comprised of $25.0 million on our Ares Term Loan and $25.0 million on our Ares Revolving Loan.

We believe that our existing cash, additional available borrowing capacity and expected revenues will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months. Our primary short-term needs for capital for our planned operations, which are subject to change, include:

●	expanding our research and development initiatives to improve our existing products and develop new products and solutions; and
●	continued commercialization efforts and expansion of our sales and marketing infrastructure and programs to drive anticipated sales growth in the United States and elsewhere;

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

Cash Flows

The following table sets forth the primary sources and uses of cash for the periods presented:

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
(in thousands)		(As Restated)
Net cash (used in) provided by:
Operating activities	$(21,204)	$(33,403)	$12,199	37%
Investing activities	(9,229)	(15,263)	6,034	40%
Financing activities	519	66,831	(66,312)	*
Effect of exchange rate changes on cash and cash equivalents	1,016	114	902	*
Net decrease in cash and cash equivalents	$(28,898)	$18,279	$(47,177)	*
*	Not Meaningful

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024, was $21.2 million consisting of net loss of $31.2 million, partially offset by non-cash expenses of $20.5 million, which primarily consisted of $8.9 million of depreciation and amortization, $6.1 million of stock-based compensation expense, and $5.9 million of excess and obsolete inventory, and negative changes in working capital of $10.5 million. The changes in working capital are comprised of a net inventory increase of $12.6 million and an increase in accounts receivable of $0.4 million, partially offset by an increase in accounts payable of $1.5 million.

Net cash used in operating activities for the six months ended June 30, 2023 was $33.4 million, consisting of net loss of $24.0 million offset by non-cash expenses of $15.0 million, which primarily consisted of $6.8 million of stock-based compensation expense, $6.4 million of depreciation and amortization and $0.9 million of excess and obsolete inventory, and negative changes in working capital of $24.4 million. The changes in working capital are comprised of a $22.0 million legal settlement payment and a net inventory increase of $21.0 million, partially offset by an increase in accounts payable of $14.7 million and a reduction in accounts receivable of $3.1 million.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2024 was $9.2 million, consisting primarily of surgical instrumentation purchases.

Net cash used in investing activities for the six months ended June 30, 2023 was $15.3 million, consisting primarily of surgical instrumentation purchases plus other purchases of property, plant and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 was $0.5 million, consisting primarily of funds received from the exercise of options, partially offset by a $1.0 million payment related to the completion of a milestone associated with the Additive Orthopaedics acquisition and a $1.0 million payment related to the completion of a milestone associated with the Disior acquisition.

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

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. During the six months ended June 30, 2024, the Company revised the inputs used in estimating the reserve on obsolete and slow-moving inventory to include forecasted sales, in addition to current inventory levels and historical sales.

During the six months ended June 30, 2024, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Amended 2023 Annual Report, other than the item described above.

Recently Issued Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements included in this quarterly report for recently adopted and recently issued accounting pronouncements not yet adopted and their potential impact to our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal and provide liquidity. In the normal course of business, we are exposed to market risk related to fluctuating interest rates. The Company has both fixed and variable rate debt to manage the impact of these fluctuations. The Company is the fixed rate payor on an interest rate swap contract to help manage some of this risk. Based on our overall interest rate exposure as of June 30, 2024, we do not believe a hypothetical 10 percent change in interest rates on our variable rate indebtedness would have a material effect on our results of operations.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have identified certain material weaknesses in our internal controls over financial reporting which were also disclosed in our Amended 2023 Annual Report. As a result of these material weaknesses, management has concluded that our disclosure controls and procedures were not effective as of June 30, 2024 at a reasonable assurance level in ensuring information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Plan for Remediation of the Material Weaknesses

Management, with oversight by the Audit Committee of the Board, is devoting significant time, attention, and resources to remediate the material weaknesses and to strengthen its monitoring, control environment, and internal control over financial reporting. We have developed a remediation plan that includes:

●	Evaluating and updating (as appropriate) the organizational design and reporting structure of the controllership function, including evaluating the sufficiency, experience, and training of personnel within our accounting function.
●	Hiring, developing, and retaining accounting resources with appropriate accounting and internal controls expertise related to accounting for inventory in accordance with GAAP.
●	Engaging third-party resources with the appropriate technical knowledge and experience to assist with the accounting for inventory and designing and implementing related control activities.
●	Designing and implementing additional and/or enhancing controls relating to the valuation of inventory, including the calculation of the excess and obsolescence reserve and capitalization of purchase price variances.
●	Designing and implementing effective monitoring activities over the execution of business performance reviews and account analysis and enhance communication of internal control deficiencies to those parties responsible for taking corrective action in a timely manner.

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

Changes in Internal Control Over Financial Reporting

Other than as described above in connection with our material weaknesses, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Disclosure Controls and Procedures

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We may in the ordinary course of business face various claims brought by third parties and we may, from time to time, make claims or take legal actions to assert our rights, including intellectual property rights as well as claims relating to employment matters and the safety or efficacy of our products. Any of these claims could cause us to incur substantial costs and, while we generally believe that we have adequate insurance to cover many different types of liabilities, our insurance carriers may deny coverage, may be inadequately capitalized to pay on valid claims, or our policy limits may be inadequate to fully satisfy any associated costs, damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our operations, cash flows and financial position. Additionally, any such claims, whether or not successful, could damage our reputation and business. We were not involved in any legal proceedings as of June 30, 2024, that could have a material adverse effect on our business, financial condition, or operating results.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Amended 2023 Annual Report. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The following exhibits are included within or incorporated herein by reference.

Incorporated by Reference
Exhibit Number		Description	Form	Exhibit	Date Filed	File Number	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation of Paragon 28, Inc.	8-K	3.1	10/19/2021	001-40902
3.1.1		Certificate of Amendment to amended and Restated Certificate of Incorporation of Paragon 28, Inc.	8-K	3.1	05/19/2023	001-40902
3.2		Second Amended and Restated Bylaws	8-K	3.2	05/19/2023	001-40902
4.1		Form of Common Stock Certificate	S-1/A	4.2	10/08/2021	333-259789
4.2		Amended and Restated Investors’ Rights Agreement, dated as of July 28, 2020, by and between Paragon 28, Inc. and the investors party thereto.	S-1	4.3	09/24/2021	333-259789
10.1	+	Agreement dated August 5, 2024, by and between Chadi Chahine and the Company.					X
31.1		Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2		Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*		Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*		Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS		Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (embedded within the Inline XBRL document)
+	Indicates management contract or compensatory plan.
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