Form 10-Q
period 2024-09-30
Paragon 28, Inc.
filed 2024-11-12
CIK 1531978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, there were 83,720,346 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

EXPLANATORY NOTE

As previously disclosed in Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on August 8, 2024 (the “Amended 2023 Annual Report”) and Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the three months ended March 31, 2024, filed with the SEC on August 8, 2024 (the “Amended 2024 Quarterly Report”), we restated our audited consolidated financial statements for the fiscal year ended December 31, 2023, and the unaudited interim condensed consolidated financial statements for the periods ended March 31, 2023, June 30, 2023, September 30, 2023 and March 31, 2024. Accordingly, the audited consolidated financial statements as of December 31, 2023, and the unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2023, included in this Quarterly Report on Form 10-Q  (the “Quarterly Report”) have been restated to reflect the restatement as described in the Amended 2023 Annual Report and the Amended 2024 Quarterly Report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. All statements other than statements of historical fact contained in this Quarterly Report, including without limitation statements regarding our business model and strategic plans for our products, technologies and business, including our implementation thereof, the impact on our business, financial condition and results of operations from macroeconomic conditions, the timing of and our ability to obtain and maintain regulatory approvals, our commercialization efforts, our acquisitions, including resulting synergies and future milestone payouts, marketing and manufacturing capabilities and strategy, our expectations about the commercial success and market acceptance of our products, the sufficiency of our cash, cash equivalents and marketable securities, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements.

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

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$39,145	$75,639
Trade receivables, net of allowance for doubtful accounts of $793 and $1,339, respectively	35,823	37,323
Inventories, net	96,449	90,046
Income taxes receivable	1,461	794
Other current assets	4,732	3,997
Total current assets	177,610	207,799

Property and equipment, net	74,016	74,122
Intangible assets, net	20,937	21,674
Goodwill	25,465	25,465
Deferred income taxes	714	705
Other assets	3,266	2,918
Total assets	$302,008	$332,683

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,693	$21,696
Accrued expenses	27,424	27,781
Other current liabilities	1,336	883
Current maturities of long-term debt	640	640
Income taxes payable	626	243
Total current liabilities	50,719	51,243

Long-term liabilities:
Long-term debt net, less current maturities	109,979	109,799
Other long-term liabilities	994	1,048
Deferred income taxes	245	233
Income taxes payable	638	635
Total liabilities	162,575	162,958

Commitments and contingencies (Note 10)

Stockholders' equity:
Common stock, $0.01 par value, 300,000,000 shares authorized; 84,510,066 and 83,738,974 shares issued, and 83,596,547 and 82,825,455 shares outstanding as of September 30, 2024 and December 31, 2023, respectively	834	827
Additional paid in capital	311,342	298,394
Accumulated deficit	(167,165)	(123,646)
Accumulated other comprehensive income	404	132
Treasury stock, at cost; 913,519 shares as of September 30, 2024 and December 31, 2023	(5,982)	(5,982)
Total stockholders' equity	139,433	169,725
Total liabilities & stockholders' equity	$302,008	$332,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net revenue	$62,336	$52,783	$184,434	$155,828
Cost of goods sold	16,159	11,922	45,262	33,750
Gross profit	46,177	40,861	139,172	122,078

Operating expenses:
Research and development	5,661	7,244	20,328	21,976
Selling, general, and administrative	48,967	44,126	153,188	131,773
Total operating expenses	54,628	51,370	173,516	153,749
Operating loss	(8,451)	(10,509)	(34,344)	(31,671)

Other income (expense):
Other income (expense), net	(651)	369	(4)	(323)
Interest expense, net	(3,031)	(1,119)	(8,570)	(3,127)
Total other expense, net	(3,682)	(750)	(8,574)	(3,450)
Loss before income taxes	(12,133)	(11,259)	(42,918)	(35,121)
Income tax expense (benefit)	205	(108)	601	90
Net loss	$(12,338)	$(11,151)	$(43,519)	$(35,211)
Foreign currency translation adjustment	1,117	(630)	272	(1,012)
Comprehensive loss	$(11,221)	$(11,781)	$(43,247)	$(36,223)
Weighted average number of shares of common stock outstanding:
Basic	83,560,337	82,548,892	83,178,600	81,878,814
Diluted	83,560,337	82,548,892	83,178,600	81,878,814
Net loss per share attributable to common stockholders:
Basic	$(0.15)	$(0.14)	$(0.52)	$(0.43)
Diluted	$(0.15)	$(0.14)	$(0.52)	$(0.43)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for number of shares)

(unaudited)

					Accumulated
			Additional		Other		Total
For the Three Months Ended	Common Stock		Paid-in-	Accumulated	Comprehensive	Treasury	Stockholders'
September 30, 2024	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance, June 30, 2024	83,504,206	$833	$307,524	$(154,827)	$(713)	$(5,982)	$146,835
Net Loss	—	—	—	(12,338)	—	—	(12,338)
Options exercised	79,251	1	351	—	—	—	352
Restricted stock vested, net of shares withheld for taxes	13,090	—	(42)	—	—	—	(42)
Foreign currency translation	—	—	—	—	1,117	—	1,117
Employee stock purchase plan	—	—	84	—	—	—	84
Stock-based compensation	—	—	3,425	—	—	—	3,425
Balance, September 30, 2024	83,596,547	$834	$311,342	$(167,165)	$404	$(5,982)	$139,433

For the Nine Months Ended September 30, 2024
Balance, December 31, 2023	82,825,455	$827	$298,394	$(123,646)	$132	$(5,982)	$169,725
Net Loss	—	—	—	(43,519)	—	—	(43,519)
Options exercised	553,000	6	3,224	—	—	—	3,230
Restricted stock vested, net of shares withheld for taxes	148,773	1	(467)	—	—	—	(466)
Foreign currency translation	—	—	—	—	272	—	272
Employee stock purchase plan	69,319	—	654	—	—	—	654
Stock-based compensation	—	—	9,537	—	—	—	9,537
Balance, September 30, 2024	83,596,547	$834	$311,342	$(167,165)	$404	$(5,982)	$139,433

					Accumulated
			Additional		Other		Total
For the Three Months Ended	Common Stock		Paid-in-	Accumulated	Comprehensive	Treasury	Stockholders'
September 30, 2023	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance, June 30, 2023	82,536,046	$824	$292,350	$(90,172)	$(415)	$(5,982)	$196,605
Net loss	—	—	—	(11,151)	—	—	(11,151)
Offering costs associated with public offering	—	—		—	—	—	—
Options exercised	19,861		70	—	—	—	70
Foreign currency translation	—	—	—	—	(630)	—	(630)
Employee stock purchase plan	—	—	86	—	—	—	86
Stock-based compensation	—	—	3,512	—	—	—	3,512
Balance, September 30, 2023	82,555,907	$824	$296,018	$(101,323)	$(1,045)	$(5,982)	$188,492

For the Nine Months Ended September 30, 2023
Balance, December 31, 2022	77,770,588	$776	$213,956	$(66,112)	$(33)	$(5,982)	$142,605
Net loss	—	—	—	(35,211)	—	—	(35,211)
Issuance of common stock, net of issuance costs of $827	4,312,500	43	68,410	—	—	—	68,453
Options exercised	435,673	5	2,530	—	—	—	2,535
Foreign currency translation	—	—	—	—	(1,012)	—	(1,012)
Employee stock purchase plan	37,146	—	828	—	—	—	828
Stock-based compensation	—	—	10,294	—	—	—	10,294
Balance, September 30, 2023	82,555,907	$824	$296,018	$(101,323)	$(1,045)	$(5,982)	$188,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(43,519)	$(35,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,573	10,602
Allowance for doubtful accounts	721	147
Provision for excess and obsolete inventories	8,753	3,204
Stock-based compensation	9,537	10,294
Change in fair value of financial instruments	(267)	(57)
Other	910	(34)
Changes in other assets and liabilities, net of acquisitions:
Accounts receivable	1,156	3,706
Inventories	(14,586)	(31,117)
Accounts payable	(1,013)	12,468
Accrued expenses	1,522	3,718
Accrued legal settlement	—	(22,000)
Income tax receivable/payable	(215)	(533)
Other assets and liabilities	(441)	(2,704)
Net cash used in operating activities	(23,869)	(47,517)

Cash flows from investing activities
Purchases of property and equipment	(13,119)	(21,893)
Proceeds from sale of property and equipment	926	795
Purchases of intangible assets	(881)	(933)
Net cash used in investing activities	(13,074)	(22,031)

Cash flows from financing activities
Payments on long-term debt	(480)	(568)
Payments of debt issuance costs	(18)	—
Proceeds from issuance of common stock, net of issuance costs	—	68,453
Proceeds from exercise of options	3,188	2,535
RSU vesting, taxes paid	(423)	—
Proceeds from employee stock purchase plan	403	560
Payments on earnout liability	(2,000)	(5,500)
Net cash provided by financing activities	670	65,480

Effect of exchange rate changes on cash and cash equivalents	(221)	549
Net decrease in cash and cash equivalents	(36,494)	(3,519)
Cash and cash equivalents at beginning of period	75,639	38,468
Cash and cash equivalents at end of period	$39,145	$34,949

Supplemental disclosures of cash flow information:
Restricted cash	—	1,000
Cash paid for income taxes	1,190	610
Cash paid for interest	8,717	3,342
Purchase of property and equipment included in accounts payable	3,152	4,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

NOTE 1. BUSINESS AND BASIS OF PRESENTATION

Business

Paragon 28, Inc. (collectively with its subsidiaries, “we,” “us,” “our,” “P28” or the “Company”) develops, distributes, and sells medical devices in the foot and ankle segment of the orthopedic implant marketplace. Our approach to product development is procedurally focused, resulting in a full range of procedure-specific foot and ankle products designed specifically for foot and ankle anatomy. Our products and product families include plates and plating systems, screws, staples, and nails aimed to address all major foot and ankle procedures including fracture fixation, forefoot or hallux valgus - which includes bunion and hammertoe, ankle, flatfoot or progressive collapsing foot deformity, charcot foot and orthobiologics. P28 is a United States (“U.S.”) based company incorporated in the State of Delaware, with headquarters in Englewood, Colorado. Our sales representatives and distributors are located globally with the majority concentrated in the U.S., Australia, South Africa, and the United Kingdom.

Basis of Presentation and Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of Paragon 28, Inc. and its subsidiaries, all of which are wholly-owned. The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information required by U.S. GAAP for complete financial statements. The interim Condensed Consolidated Financial Statements reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair representation of the results for the periods presented and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2023, which include a complete set of footnote disclosures, including our significant accounting policies. The audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2023, are included in the Amended 2023 Annual Report. The results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period. All intercompany balances and transactions have been eliminated in consolidation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Any changes in these estimates will be reflected in the Company’s Condensed Consolidated Financial Statements. Significant items subject to such estimates and assumptions include the determination of the credit loss reserves for trade receivables, inventory obsolescence, impairment of long-lived assets, recoverability of goodwill and intangible assets, contingent earnout liabilities, interest rate swap valuation, income taxes and stock-based compensation. On January 1, 2024, the Company revised the inputs used in estimating the reserve on obsolete and slow-moving inventory to include forecasted sales, in addition to current inventory levels and historical sales. The effect of this change in estimate was a decrease of $248 to the Company’s reserve for obsolete and slow-moving inventory during the nine months ended September 30, 2024.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which provides amendments to improve reportable segment disclosures requirements. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the amendments to determine the impact it will have on the Company’s Consolidated Financial Statements and related disclosures.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

NOTE 3. INTANGIBLE ASSETS

Intangibles

Intangible assets as of September 30, 2024, were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and tradenames, indefinite-lived	$607	$—	$607
Patents, trademarks and tradenames, definite-lived	9,159	3,095	6,064
Customer relationships	1,733	758	975
Developed technology	17,690	4,399	13,291
Other intangibles	30	30	—
Total intangible assets, net	$29,219	$8,282	$20,937

Intangible assets as of December 31, 2023, were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and tradenames, indefinite-lived	$987	$—	$987
Patents, definite-lived	7,900	2,649	5,251
Customer relationships	1,733	567	1,166
Developed technology	17,690	3,424	14,266
Other intangibles	30	26	4
Total intangible assets, net	$28,340	$6,666	$21,674

Amortization expense is included in Selling, general, and administrative expenses, on the Condensed Consolidated Statements of Operations and Comprehensive Loss, and was $479 and $509 for the three months ended September 30, 2024 and 2023, respectively. Amortization expense for the nine months ended September 30, 2024 and 2023 totaled $1,617 and $1,519, respectively. During the second quarter of 2024, the Company recategorized one of its intangible assets from Trademarks and tradenames, indefinite-lived to Patents, trademarks and tradenames, definite-lived and recorded the related amortization expense.

Expected future amortization expense is as follows:

2024 (Remaining)	$515
2025	2,055
2026	2,055
2027	1,975
2028	1,975
Thereafter	11,755
Total future amortization expense	$20,330

No impairment charges related to intangibles were recorded for the three and nine months ended September 30, 2024 and 2023.

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

The Company’s significant financial assets and liabilities measured at fair value as of September 30, 2024, were as follows:

	Level 1	Level 2	Level 3	Total
Financial Assets:
Interest rate swap	$—	917	—	$917

The Company's significant financial assets and liabilities measured at fair value as of December 31, 2023, were as follows:

	Level 1	Level 2	Level 3	Total
Financial Assets:
Interest rate swap	$—	991	—	$991
Financial Liabilities:
Contingent consideration	$—	—	340	$340

The Company’s Level 2 asset pertains to an interest rate swap associated with the Zions Facility (as defined below), used to manage interest rate risk related to variable rate borrowings and manage exposure to the variability of cash flows. The interest rate swap is not designated for hedge accounting and is measured utilizing inputs observable in active markets. For the three and nine months ended September 30, 2024, we reassessed the fair value of our swap which resulted in an increase of $674 a decrease of $74, respectively to the swap asset. The swap asset is recorded in Other assets on the Condensed Consolidated Balance Sheet and the change in fair value is recorded in Other income (expense), net within the Condensed Consolidated Statement of Operations and Comprehensive Loss.

The Company reassessed its Level 3 contingent earnout liability as of September 30, 2024, and determined it was not probable that the remaining two milestones associated with the acquisition of Additive Orthopaedics, LLC (“Additive Orthopaedics”) would be achieved. The Company wrote off the remaining earnout liability and recorded non-cash income of $340 in Other income (expense), net within the Consolidated Statement of Operations and Comprehensive Loss for the three and nine months ended September 30, 2024.

As of December 31, 2023, one project milestone associated with the acquisition of Disior LTD. (“Disior”) and one project milestone associated with the Additive Orthopaedics acquisition was included in Accrued expenses on the Consolidated Balance Sheet totaling $2,000. During the first quarter of 2024, $1,000 was paid in cash related to the Additive Orthopaedics milestone and the remaining $1,000 related to the Disior acquisition was paid during the second

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

quarter of 2024. For additional information on the Disior and Additive Orthopaedics acquisitions refer to Note 4 to our Consolidated Financial Statements included in the Amended 2023 Annual Report on Form 10-K/A for the year ended December 31, 2023.

NOTE 5. DEBT

Long-term debt as of September 30, 2024 and December 31, 2023 consists of the following:

	September 30, 2024	December 31, 2023
Ares Revolving Loan	$25,000	$25,000
Ares Term Loan	75,000	75,000
Zions Term Loan	14,453	14,933
	114,453	114,933
Less: deferred issuance costs	(3,834)	(4,494)
Total debt, net of issuance costs	110,619	110,439
Less: current portion	(640)	(640)
Long-term debt, net, less current maturities	$109,979	$109,799

Ares Credit Agreement

On November 2, 2023, the Company and its wholly-owned subsidiary, Paragon Advanced Technologies, Inc. (“Paragon Advanced Technologies” and, together with the Company, the “Borrowers”) entered into a new credit agreement (the “Ares Credit Agreement”) with Ares Capital Corporation (“Ares”) to provide a total of $150,000, inclusive of a revolving credit facility of up to $50,000 (the “Ares Revolving Loan”) and a term loan facility of up to $100,000 (the “Ares Term Loan”). The obligations under the Ares Credit Agreement are guaranteed by each of the Borrowers’ current and future domestic subsidiaries and secured by liens on substantially all of the Borrowers’ and guarantors’ present and after-acquired assets, in each case, subject to certain customary exceptions. In connection with the closing of the Ares Credit Agreement, the Company drew down $25,000 and $75,000 on the Ares Revolving Loan and Ares Term Loan, respectively. The Ares Revolving Loan and Ares Term Loan bear interest at variable rates of Term Secured Overnight Financing Rate (“Term SOFR”) plus 4% and Term SOFR plus 6.75%, respectively, subject in the case of the Ares Term Loan to certain step-downs and adjustments as set forth in the Ares Credit Agreement, and mature on the earlier of (i) November 2, 2028, and (ii) with respect to the Ares Revolving Loan, 6 months prior to the maturity date of any other indebtedness in a principal or stated amount in excess of $12,500. The Ares Credit Agreement contains a financial covenant requiring the Company to maintain certain minimum revenue levels. As of September 30, 2024, the Company was in compliance with all financial covenants under the Ares Credit Agreement. Total debt issuance costs associated with the Ares Credit Agreement were $3,627 as of September 30, 2024. Amortization expense associated with such debt issuance costs totaled $222 and $648 for the three and nine months ended September 30, 2024, respectively and are included in Interest expense, net on the Condensed Consolidated Statements of Operations and Comprehensive Loss. There were no debt issuance costs associated with the Ares Credit Agreement during the three and nine months ended September 30, 2023.

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

Effective as of November 2, 2023, the Company entered into the Second Amendment to the Zions Facility (the “Second Amendment”). The Second Amendment replaces references to MidCap Financial Trust and MidCap Credit Agreements with references to Ares and the Ares Credit Agreement. As of September 30, 2024, the Company was in compliance with all financial covenants under the Second Amendment. Total debt issuance costs associated with the Zions Facility were $207 as of September 30, 2024. Amortization expense associated with such debt issuance costs was $4 and $12 for the three and nine months ended September 30, 2024, and is included in Interest expense, net on the Condensed Consolidated Statements of Operations and Comprehensive Loss, respectively and totaled $4 and $12 for the three and nine months ended September 30, 2023, respectively.

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

Treasury Stock

The Company did not purchase any of its common stock during the nine months ended September 30, 2024 and 2023. All previously repurchased shares were recorded in Treasury stock, at cost.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

NOTE 7. LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common stockholders (the numerator) by the weighted average number of common stock outstanding for the period (the denominator). Diluted net income per share of common stock attributable to common stockholders is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period adjusted for the dilutive effects of common stock equivalents using the treasury stock method or the method based on the nature of such securities. In periods when losses from operations are reported, the weighted-average number of shares of common stock outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. The computation of net loss per share for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net loss	$(12,338)	$(11,151)	$(43,519)	$(35,211)

Weighted-average common stock outstanding:
Basic	83,560,337	82,548,892	83,178,600	81,878,814
Diluted	83,560,337	82,548,892	83,178,600	81,878,814

Loss per share:
Basic	$(0.15)	$(0.14)	$(0.52)	$(0.43)
Diluted	$(0.15)	$(0.14)	$(0.52)	$(0.43)

The following outstanding potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their impact would have been antidilutive for the period presented:

	As of September 30,
	2024	2023
Stock options	4,878,717	6,119,477
Restricted stock units	2,983,311	1,392,087

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

The Company issued 69,319 shares upon exercise of purchase rights during the three and nine months ended September 30, 2024, and 37,146 shares during the three and nine months ended September 30, 2023. The Company recognizes compensation expense on a straight-line basis over the service period. During the three and nine months ended September 30, 2024, the Company recognized $84 and $252, respectively, of compensation expense related to the ESPP. During the three and nine months ended September 30, 2023, the Company recognized $86 and $268, respectively of compensation expense related to the ESPP. Stock-based compensation expenses are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

Stock Options

The following summarizes the Company’s stock option plan and the activity for the nine months ended September 30, 2024.

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding, December 31, 2023	5,943,898	$10.28	6.53
Granted	—	—
Exercised or released	(553,000)	5.84
Forfeited or expired	(512,181)	13.16
Outstanding, September 30, 2024	4,878,717	$10.48	5.72
Exercisable, September 30, 2024	4,110,563	$9.41	5.42
Vested and expected to vest at September 30, 2024	4,875,485	$10.47	5.72

During the three months ended September 30, 2024 and 2023, the Company recognized $546 and $1,724, respectively, of compensation expense related to stock options. During the nine months ended September 30, 2024 and 2023, the Company recognized $1,585 and $5,320, respectively of compensation expense related to stock options. Stock-based compensation expenses are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Restricted Stock Units

The following table summarizes the Company’s restricted stock units activity for the nine months ended September 30, 2024:

	Restricted Stock Units	Weighted-Average Fair Value
Outstanding, December 31, 2023	1,317,402	$17.06
Granted	1,831,985	11.55
Vested	(190,210)	17.80
Forfeited or expired	(320,944)	15.02
Outstanding, September 30, 2024	2,638,233	$13.43
Vested and expected to vest at September 30, 2024	2,565,347	$13.43

During the three months ended September 30, 2024 and 2023, the Company recognized $2,482 and $1,788, respectively of compensation expense related to Restricted Stock Units (“RSUs”). During the nine months ended September 30, 2024 and 2023, the Company recognized $7,119 and $4,974, respectively of compensation expense related to RSUs. Stock-based compensation expenses are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Performance Share Units

On March 8, 2024, the Company granted 241,881 performance share units (“PSUs”) with a weighted-average fair value of $11.69 to certain executives, of which 21,638 were forfeited with a weighted-average fair value of $11.00 during the six months ended June 30, 2024. The grant date fair value of PSUs granted to the Chief Executive Officer was calculated using a Monte Carlo simulation and was based on assumptions, including expected volatility of 59.7%, expected dividends of 0%, and a 4.21% risk-free rate. Other granted PSUs’ fair value were based on the Company’s share price on the date of grant, or $11.00 per share. The PSUs will vest based on the Company’s achievement level relative to Adjusted

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

Free Cash Flow (“aFCF”) for the trailing twelve months ending December 31, 2026, or the consummation of a change in control if earlier (“Performance Period”). aFCF is defined as Total Operating Cash Flow plus Investing Cash Flow adjusted for certain nonrecurring items. Upon achievement of the minimum threshold performance metric, the executive may earn a pro rata portion of their respective target shares and up to 200% of their target shares upon maximum achievement. The Chief Executive Officer was granted 166,924 of the 241,881 PSUs which may be further increased or decreased by up to 25%, based on the achievement of Relative Total Stockholder Return, as defined as the stockholder return of the Company relative to certain of its peer companies within the Healthcare Equipment Select Industry Index. The PSUs additionally require the executive to provide service over the performance period. Termination of service prior to completion of the Performance Period, except by reason of death or disability, will result in automatic forfeiture of the performance share units. If the executive’s termination of service occurs by reason of death or disability on or after January 1, 2025, a pro-rata number of the PSUs shall vest at the level based on actual performance through the end of the Performance Period, multiplied by a fraction equal to (x) the number of days elapsed between the beginning of the Performance Period and the date of executive’s termination of service, divided by (y) the total number of days in the Performance Period.

On August 7, 2024, the Company granted 124,835 PSUs with a weighted-average fair value of $8.45 to the Company’s Chief Financial Officer (“CFO”) and EVP of Supply Chain Operations. The grant date fair value of PSUs granted to the CFO and EVP of Supply Chain Operations was calculated using a Monte Carlo simulation and was based on assumptions, including expected volatility of 60.8%, expected dividends of 0%, and a 3.88% risk-free rate. The PSUs will vest based on the Company’s achievement level relative to Adjusted Free Cash Flow for the trailing twelve months ending December 31, 2026, or the consummation of a change in control if earlier.

Stock-based compensation expense is recognized on a straight-line basis over the vesting period, beginning at the point in time that the performance condition is considered probable of achievement. The probability of achieving the performance condition is assessed at each reporting period. If it is deemed probable that the performance condition will be met, compensation cost will be recognized based on the grant date fair value of the award expected to be earned. If it is deemed that it is not probable that the performance condition will be met, the Company will discontinue the recognition of compensation cost and any compensation cost previously recorded will be reversed. At September 30, 2024, achievement of the performance condition for the performance share units was deemed probable with 330,469 PSUs expected to vest, and the expense recorded for the three and nine months ended September 30, 2024, was $397 and $833, respectively. Stock-based compensation expenses are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

NOTE 9. INCOME TAXES

The effective tax rates for the nine months ended September 30, 2024 and 2023 are as follows:

	Nine Months Ended September 30,
	2024	2023
Effective tax rate	(1.400)%	(0.256)%

For the three months ended September 30, 2024 and 2023, the Company recorded tax expense of $205 and benefit of $108, respectively. For the nine months ended September 30, 2024 and 2023, the Company recorded tax expense of $601 and $90, respectively.

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

The Company continues to monitor the realization of its deferred tax assets and assesses the need for a valuation allowance. The Company analyzes available positive and negative evidence to determine if a valuation allowance is needed based on the weight of the evidence. This objectively verifiable evidence includes the current and prior two years’ profit

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

and loss positions after considering pre-tax book income plus or minus permanent adjustments as well as other positive and negative evidence available. This process requires management to make estimates, assumptions, and judgments that are uncertain in nature. The Company has established a valuation allowance with respect to deferred tax assets in the U.S., Finland, Germany, and Italy and continues to monitor and assess potential valuation allowances in all its jurisdictions.

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

Class Action Litigation

On September 30, 2024, and October 18, 2024, respectively, two putative class action complaints were filed in the U.S. District Court for the District of Colorado.  These complaints allege that the Company and certain current and former officers violated federal securities laws.  The cases are captioned Ellington v. Paragon 28, Inc., et al., and Tiedt v. Paragon 28, Inc., et al.  We believe the allegations in the complaint are without merit and intend to vigorously defend the litigation.

Given the early stage of the litigation matters described above, we are unable at this time to reasonably estimate possible losses or form a judgment that an unfavorable outcome is either probable or remote. However, litigation is subject to inherent uncertainties, and one or more unfavorable outcomes in any claim or litigation against us could have a material adverse effect for the period in which they are resolved, and on our business generally. In addition, regardless of their merits or their ultimate outcomes, lawsuits and legal proceedings are costly, divert management attention, and may adversely affect our reputation, even if they are resolved in our favor.

NOTE 11. RELATED PARTY TRANSACTIONS

The Company has a license agreement dated July 1, 2017 for certain intellectual property with an entity that is affiliated with one of the directors of the Company, under which the Company pays a royalty of four percent (4%) of net revenue related to the licensed intellectual property for the 15 years following the date of first sale, including a minimum annual payment of $250. The term of the agreement is 20 years and it automatically renews for five-year periods thereafter. Payments to the entity under this license agreement totaled $50 and $32 for the three months ended September 30, 2024 and 2023, respectively. Payments to the entity under this license agreement totaled $249 and $233 for the nine months ended September 30, 2024 and 2023, respectively. Amounts payable to this entity as of September 30, 2024 and December 31, 2023 were $82 and $155, respectively.

The Company paid professional services fees to a related party totaling $9 and $123 for the three months ended September 30, 2024 and 2023, respectively, and $27 and $238 for the nine months ended September 30, 2024 and 2023, respectively, and are included in Selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Amounts payable as of September 30, 2024 and December 31, 2023 to this related party were $0 and $16, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share data)

(unaudited)

NOTE 12. SEGMENT AND GEOGRAPHIC INFORMATION

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, which is our Chief Executive Officer, in deciding how to allocate resources and in assessing performance. We manage our business globally within one operating segment in accordance with ASC Topic 280, Segment Reporting. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance.

The following table represents total net revenue by geographic area, based on the location of the customer for the three and nine months ended September 30, 2024 and 2023, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$51,160	$44,548	$151,913	$131,793
International	11,176	8,235	32,521	24,035
Total net revenue	$62,336	$52,783	$184,434	$155,828

No individual country with net revenue originating outside of the United States accounted for more than 10% of consolidated net revenue for the three and nine months ended September 30, 2024 and 2023.

The following table represents total non-current assets, excluding deferred taxes, by geographic area as of September 30, 2024 and December 31, 2023, respectively.

	September 30, 2024	December 31, 2023
United States	$88,902	$89,531
Finland	24,890	25,032
Other International	9,892	9,616
Total assets	$123,684	$124,179

NOTE 13. EMPLOYEE BENEFIT PLAN

The Company sponsors a defined contribution plan for eligible employees who are 21 years of age with three months of service. Eligible employees can voluntarily contribute up to 100% of their eligible compensation. The Company has elected a safe harbor plan in which the Company must contribute 3% of eligible compensation. In addition, the Company may make discretionary contributions which are determined and authorized by the Board of Directors each plan year. The Company made contributions to its employee benefit plan of $356 and $315 and $1,054 and $904 for three and nine months ended September 30, 2024 and 2023, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Interim Condensed Consolidated Financial Statements and related notes thereto included in Part I - Item 1 of this Quarterly Report. As discussed in the "Explanatory Note", amounts throughout this discussion and analysis for our unaudited interim condensed consolidated statements for the three and nine months ended September 30, 2023 have been restated to reflect the impact of the restatement as described in the Amended 2024 Quarterly Report. In addition to historical information, the following discussion contains forward-looking statements, including, but not limited to, statements regarding the Company's expectation for future performance, liquidity and capital resources, that involve risks, uncertainties and assumptions that could cause actual results to differ materially from the Company's expectations. The Company’s actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described in “Special Note Regarding Forward-Looking Statements”. The Company assumes no obligation to update any of these forward-looking statements.

Overview

We are a leading medical device company exclusively focused on the foot and ankle orthopedic market and are dedicated to improving patient lives. Our innovative orthopedic solutions, procedural approaches and instrumentation cover a wide range of foot and ankle ailments including fracture fixation, forefoot, ankle, flatfoot or progressive collapsing foot deformity, charcot foot and orthobiologics. To treat these painful, debilitating or even life-threatening conditions, we provide a comprehensive portfolio of solutions that includes surgical implants and disposables, as well as surgical instrumentation. We design each of our products with both the patient and surgeon in mind, with the goal of improving outcomes, reducing ailment recurrence and complication rates, and making the procedures simpler, consistent and reproducible. We believe our passion, expertise, and exclusive focus in the foot and ankle market has allowed us to better understand the needs of our patients and physicians, which has enabled us to create innovations and enhanced solutions that disrupt and transform the foot and ankle market. As a result, we have experienced significant growth and momentum in our business.

During the three and nine months ended September 30, 2024, our sales increased as a result of increased surgical volume driven primarily by U.S sales force expansion, growth in focused international markets and key product launches in the ankle, forefoot and fracture fixation segments. As a result, we reported net revenue growth of 18%, during the three and nine months ended September 30, 2024, as compared to the corresponding prior year periods.

Our gross profit margin was 74.1% and 75.5% for the three and nine months ended September 30, 2024, respectively, compared to 77.4% and 78.3% during the three and nine months ended September 30, 2023, representing decreases from the corresponding prior year periods driven primarily by higher non-cash charges for excess and obsolete inventory, partially offset by lower freight expense, as a percent of revenue.

Adjusted EBITDA was positive $0.4 million and negative $2.8 million for the three months ended September 30, 2024 and 2023, respectively. The improvement in Adjusted EBITDA for the three months ended September 30, 2024 is primarily attributable to an increase in gross profit from higher revenue and a change in the fair value of financial instruments, partially offset by an increase in operating expenses. Adjusted EBITDA was negative $10.3 million and negative $10.9 million for the nine months ended September 30, 2024 and 2023, respectively. The improvement in Adjusted EBITDA for the nine months ended September 30, 2024 is primarily attributable to an increase in gross profit from higher revenue, partially offset by an increase in operating expenses.

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

Free Cash Flow is an additional key performance measure that our management uses to assess our financial performance and liquidity. Additionally, management believes Free Cash Flow is helpful to assessing our operational efficiency and the effectiveness of our capital expenditures, and that monitoring Free Cash Flow can help us manage financial risk. In addition, management believes Free Cash Flow provides meaningful incremental information to investors to consider when evaluating the performance of the Company.

Because of these and other limitations, you should consider our non-GAAP measures only as supplemental to other GAAP-based financial measures. For reconciliations of Adjusted EBITDA and Free Cash Flow to their most comparable GAAP financial measure, see “GAAP to Non-GAAP Reconciliations”.

GAAP to Non-GAAP Reconciliations

Adjusted EBITDA

We define Adjusted EBITDA as earnings (loss) before interest expense, income tax expense (benefit), depreciation and amortization, stock-based compensation expense, employee stock purchase plan expense, non-recurring expenses and certain other non-cash expenses. For a full reconciliation of Adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023, to the most comparable GAAP financial measure, refer to the presentation below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(in thousands)
Net loss	$(12,338)	$(11,151)	$(43,519)	$(35,211)
Interest expense, net	3,031	1,119	8,570	3,127
Income tax expense	205	(108)	601	90
Depreciation and amortization expense	4,705	4,188	13,573	10,602
Stock based compensation expense	3,425	3,512	9,537	10,294
Employee stock purchase plan expense	84	86	252	268
Change in fair value of financial instruments(1)	334	(423)	(267)	(57)
Workforce optimization - severance(2)	986	—	986	—
Adjusted EBITDA	$432	$(2,777)	$(10,267)	$(10,887)
(1)	Represents the non-cash change in fair value of our interest rate swap contract and earnout liability for all periods presented.
(2)	Represents severance costs incurred pursuant to an ongoing operational efficiency strategy.

Free Cash Flow

We define Free Cash Flow as net cash provided by operating activities less capital expenditures. For a reconciliation of Free Cash Flow for the three and nine months ended September 30, 2024 and 2023, to the most comparable GAAP financial measure, refer to the presentation below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(in thousands)
Net cash used in operating activities	$(2,665)	$(14,114)	$(23,869)	$(47,517)
Purchases of property and equipment	(3,628)	(6,539)	(13,119)	(21,893)
Free cash flow	$(6,293)	$(20,653)	$(36,988)	$(69,410)

Components of Our Results of Operations

Net Revenue

We derive our revenue from the sale of our foot and ankle orthopedic solutions, primarily implants. We also record as revenue any amounts billed to customers for shipping costs and record as cost of goods sold the actual shipping costs. We have elected to exclude from the measurement of the transaction price all taxes, such as sales, use, value-added, assessed by government authorities and collected from a customer. Therefore, revenue is recognized net of such taxes. In addition, we record revenue net of estimated discounts and other price concessions. No single customer accounted for 10% or more of our net revenue in the three and nine months ended September 30, 2024 and 2023. We expect our net revenue to increase in the foreseeable future as we expand our sales territories, add new customers and increase the utilization of our products by our existing customers, though net revenue may fluctuate from quarter to quarter due to a variety of factors, including availability of reimbursement, the size and success of our sales force, the number of hospitals and physicians who are aware of and use our products and seasonality.

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

Operating Expenses

Research and Development

Research and development expenses is comprised of engineering costs and research programs related to new product and sustaining product development activities, clinical studies and trial expenses, quality and regulatory expenses, and salaries and benefits related to research and development functions. We maintain a procedurally focused approach to product development and have projects underway to add new systems across multiple foot and ankle indications and to add additional functionality to our existing systems. We expect our research and development expenses to increase as we hire additional personnel to develop new product offerings and product enhancements.

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

Results of Operations

For the Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the periods presented:

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
(in thousands)
Net revenue	$62,336	$52,783	$9,553	18%
Cost of goods sold	16,159	11,922	4,237	36%
Gross profit	46,177	40,861	5,316	13%

Operating expenses:
Research and development	5,661	7,244	(1,583)	(22)%
Selling, general, administrative	48,967	44,126	4,841	11%
Total operating expenses	54,628	51,370	3,258	6%
Operating loss	(8,451)	(10,509)	2,058	20%

Other income (expense):
Other income (expense), net	(651)	369	(1,020)	*
Interest expense, net	(3,031)	(1,119)	(1,912)	*
Total other expense, net	(3,682)	(750)	(2,932)	*
Income tax expense (benefit)	205	(108)	313	*
Net loss	$(12,338)	$(11,151)	$(1,187)	(11)%
*	Not Meaningful

The following table represents total net revenue by geographic area, based on the location of the customer for the three months ended September 30, 2024 and 2023, respectively.

	Three Months Ended September 30,
	2024	2023

	(in thousands)
United States	$51,160	$44,548
International	11,176	8,235
Total net revenue	$62,336	$52,783

Net Revenue. Net revenue increased $9.6 million, or 18%, from $52.8 million during the three months ended September 30, 2023, to $62.3 million during the corresponding period in 2024. Weakening of the U.S. dollar increased net revenue growth for the three months ended September 30, 2024, by less than 1% as compared to the prior year. U.S. net revenue was $51.2 million for the three months ended September 30, 2024, representing growth of 15% compared to the prior year. U.S. net revenue growth was the result of increased surgical volume driven primarily by sales force expansion and new product launches in our ankle, forefoot and fracture fixation segments. International revenue for the three months ended September 30, 2024, was $11.2 million, representing growth of 36% compared to the prior year. International revenue growth was driven primarily by the United Kingdom, Australia, and South Africa.

Cost of Goods Sold and Gross Profit Margin. Cost of goods sold increased $4.2 million, or 36%, from $11.9 million during the three months ended September 30, 2023, to $16.2 million during the corresponding period in 2024, primarily due to an increase in net revenue, region mix and non-cash increases in inventory write-offs and excess and obsolete inventory. Gross profit margin for the three months ended September 30, 2024, decreased to 74.1%, compared to 77.4% in the same period of 2023. The decrease in gross profit margin was primarily due to higher non-cash charges for excess and obsolete inventory, partially offset by lower freight expense as a percentage of revenue.

Research and Development Expenses. Research and development expenses decreased $1.6 million, or 22%, from $7.2 million during the three months ended September 30, 2023, to $5.7 million as compared to the corresponding period in 2024. The decrease in research and development expenses is primarily due to the implementation of cost savings initiatives to lower outsourced consulting services as the Company focuses on internalizing new product development.

Selling, General, and Administrative Expenses. Selling, general and administrative expenses increased $4.8 million, or 11%, from $44.1 million during the three months ended September 30, 2023, to $49.0 million during the corresponding period in 2024. The increase in selling, general, and administrative expenses was primarily driven by increased variable sales representative commission expense related to net revenue growth and an increase in professional service fees.

Other Income (Expense), net. Other income (expense), net decreased $1.0 million, from income of $0.4 million during the three months ended September 30, 2023, to expense of $0.6 million for corresponding period in 2024. The change from other income to expense is primarily related to the changes in fair value of the Company’s contingent earnout liabilities and interest rate swap contract.

Interest Expense, net. Interest expense, net increased $1.9 million, from $1.1 million for the three months ended September 30, 2023, to $3.0 million for the corresponding period in 2024, primarily due to higher levels of outstanding debt and higher interest rates on our outstanding debt.

For the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the periods presented:

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
(in thousands)
Net revenue	$184,434	$155,828	$28,606	18%
Cost of goods sold	45,262	33,750	11,512	34%
Gross profit	139,172	122,078	17,094	14%

Operating expenses:
Research and development	20,328	21,976	(1,648)	(7)%
Selling, general, administrative	153,188	131,773	21,415	16%
Total operating expenses	173,516	153,749	19,767	13%
Operating loss	(34,344)	(31,671)	(2,673)	8%

Other income (expense):
Other income (expense), net	(4)	(323)	319	(99)%
Interest expense, net	(8,570)	(3,127)	(5,443)	*
Total other expense, net	(8,574)	(3,450)	(5,124)	*
Income tax expense	601	90	511	*
Net loss	$(43,519)	$(35,211)	$(8,308)	(24)%
*	Not Meaningful

The following table represents total net revenue by geographic area, based on the location of the customer for the nine months ended September 30, 2024 and 2023, respectively.

	Nine Months Ended September 30,
	2024	2023

	(in thousands)
United States	$151,913	$131,793
International	32,521	24,035
Total net revenue	$184,434	$155,828

Net Revenue. Net revenue increased $28.6 million, or 18%, from $155.8 million during the nine months ended September 30, 2023 to $184.4 million during the corresponding period in 2024. Weakening of the U.S. dollar increased net revenue growth for the nine months ended September 30, 2024, by less than 1% as compared to the prior year. U.S. net revenue was $151.9 million for the nine months ended September 30, 2024, representing growth of 15% compared to the prior year. U.S. net revenue growth was primarily the result of increased surgical volume driven primarily by sales force expansion and new product launches in our ankle, forefoot and fracture fixation segments. International revenue for the nine months ended September 30, 2024, was $32.5 million, representing growth of 35% compared to the prior year. International revenue growth was driven primarily by the United Kingdom, Australia, and South Africa.

Cost of Goods Sold and Gross Profit Margin. Cost of goods sold increased $11.5 million, or 34%, from $33.8 million during the nine months ended September 30, 2023, to $45.3 million during the corresponding period in 2024, primarily due to an increase in net revenue, region mix and non-cash increases in inventory write-offs and excess and obsolete inventory. Gross profit margin for the nine months ended September 30, 2024, decreased to 75.5%, compared to 78.3% in the same period of 2023. The decrease in gross profit margin was primarily due to an increase in non-cash charges for excess and obsolete inventory, partially offset by lower freight expense as a percentage of revenue.

Research and Development Expenses. Research and development expenses decreased $1.6 million, or 7%, from $22.0 million during the nine months ended September 30, 2023, to $20.3 million during the nine months ended September 30, 2024. The decrease in research and development expenses is primarily due to the implementation of cost savings initiatives to lower outsourced consulting services as the Company focuses on internalizing new product development.

Selling, General, and Administrative Expenses. Selling, general and administrative expenses increased $21.4 million, or 16%, from $131.8 million in the nine months ended September 30, 2023, to $153.2 million during the corresponding period in 2024. The increase in selling, general, and administrative expenses was primarily driven by increased variable sales representative commission expense related to net revenue growth, increased personnel expenses, an increase in depreciation expense and an increase in professional service and legal fees.

Other Income (Expense), net. Other expense decreased $0.3 million, from $0.3 million during the nine months ended September 30, 2023 to $0.0 million during corresponding period in 2024. The decrease in other expense is primarily related to the changes in fair value of the Company’s contingent earnout liabilities and interest rate swap contract.

Interest Expense, net. Interest expense, net increased $5.4 million, from $3.1 million for the nine months ended September 30, 2023, to $8.6 million for the corresponding period in 2024, primarily due to higher levels of outstanding debt and higher interest rates on our outstanding debt.

Liquidity and Capital Resources

Our primary sources of capital from inception through September 30, 2024, have been from ongoing operations, proceeds from public and private securities offerings and the incurrence of indebtedness. As of September 30, 2024, we had cash of $39.1 million and the principal amount of our outstanding consolidated debt aggregated to $110.6 million, of which $0.6 million is classified as current in our Condensed Consolidated Balance Sheet. As of September 30, 2024, we had available borrowing capacity of $50.0 million, comprised of $25.0 million on our Ares Term Loan and $25.0 million on our Ares Revolving Loan.

We believe that our existing cash, additional available borrowing capacity and expected revenues will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months. Our primary short-term needs for capital for our planned operations, which are subject to change, include:

●	expanding our research and development initiatives to improve our existing products and develop new products and solutions; and
●	continued commercialization efforts and expansion of our sales and marketing infrastructure and programs to drive anticipated sales growth in the United States and elsewhere.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for the periods presented:

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
(in thousands)
Net cash (used in) provided by:
Operating activities	$(23,869)	$(47,517)	$23,648	50%
Investing activities	(13,074)	(22,031)	8,957	41%
Financing activities	670	65,480	(64,810)	(99)%
Effect of exchange rate changes on cash and cash equivalents	(221)	549	(770)	*
Net decrease in cash and cash equivalents	$(36,494)	$(3,519)	$(32,975)	*
*	Not Meaningful

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024, was $23.9 million consisting of net loss of $43.5 million, partially offset by non-cash expenses of $33.2 million, which primarily consisted of $13.6 million of depreciation and amortization, $9.5 million of stock-based compensation expense, and $8.8 million of excess and obsolete inventory, and negative changes in working capital of $13.6 million. The changes in working capital are comprised primarily of a net inventory increase of $14.6 million, partially offset by an increase in accrued expenses of $1.5 million.

Net cash used in operating activities for the nine months ended September 30, 2023 was $47.5 million, consisting of net loss of $35.2 million, inventory increases of $31.1 million and final legal settlement payments of $22.0 million partially offset by non-cash expenses of $24.2 million, which primarily consisted of $10.6 million of depreciation and amortization and $10.3 million of stock-based compensation expense, and changes in working capital of $36.5 comprised primarily of a $12.5 million increase in accounts payable and $3.7 million decrease in accounts receivable.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2024 was $13.1 million, consisting primarily of surgical instrumentation purchases.

Net cash used in investing activities for the nine months ended September 30, 2023 was $22.0 million, consisting primarily of surgical instrumentation purchases plus other purchases of property, plant and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 was $0.7 million, consisting primarily of funds received from the exercise of options, partially offset by a $1.0 million payment related to the completion of a milestone associated with the Additive Orthopaedics acquisition and a $1.0 million payment related to the completion of a milestone associated with the Disior acquisition.

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

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. During the nine months ended September 30, 2024, the Company revised the inputs used in estimating the reserve on obsolete and slow-moving inventory to include forecasted sales, in addition to current inventory levels and historical sales.

During the nine months ended September 30, 2024, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Amended 2023 Annual Report, other than the item described above.

Recently Issued Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements included in this quarterly report for recently adopted and recently issued accounting pronouncements not yet adopted and their potential impact to our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal and provide liquidity. In the normal course of business, we are exposed to market risk related to fluctuating interest rates. The Company has both fixed and variable rate debt to manage the impact of these fluctuations. The Company is the fixed rate payor on an interest rate swap contract to help manage some of this risk. Based on our overall interest rate exposure as of September 30, 2024, we do not believe a hypothetical 10 percent change in interest rates on our variable rate indebtedness would have a material effect on our results of operations.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our principal executive officer and principal financial officer have identified certain material weaknesses in our internal controls over financial reporting which were also disclosed in our Amended 2023 Annual Report. As a result of these material weaknesses, management has concluded that our disclosure controls and procedures were not effective as of September 30, 2024 at a reasonable assurance level in ensuring information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Plan for Remediation of the Material Weaknesses

Management, with oversight by the Audit Committee of the board of directors, is devoting significant time, attention, and resources to remediate the material weaknesses and to strengthen its monitoring, control environment, and internal control over financial reporting. We have developed a remediation plan that includes:

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

Changes in Internal Control Over Financial Reporting

Other than as described above in connection with our material weaknesses, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We may in the ordinary course of business face various claims brought by third parties and we may, from time to time, make claims or take legal actions to assert our rights, including intellectual property rights as well as claims relating to employment matters and the safety or efficacy of our products. Any of these claims could cause us to incur substantial costs and, while we generally believe that we have adequate insurance to cover many different types of liabilities, our insurance carriers may deny coverage, may be inadequately capitalized to pay on valid claims, or our policy limits may be inadequate to fully satisfy any associated costs, damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our operations, cash flows and financial position. Additionally, any such claims, whether or not successful, could damage our reputation and business. We were not involved in any legal proceedings as of September 30, 2024, that could have a material adverse effect on our business, financial condition, or operating results.

Class Action Litigation

On September 30, 2024, and October 18, 2024, respectively, two putative class action complaints were filed in the U.S. District Court for the District of Colorado.  These complaints allege that the Company and certain current and former officers violated federal securities laws.  The cases are captioned Ellington v. Paragon 28, Inc., et al., and Tiedt v. Paragon 28, Inc., et al.  We believe the allegations in the complaint are without merit and intend to vigorously defend the litigation.

Given the early stage of the litigation matters described above, we are unable at this time to reasonably estimate possible losses or form a judgment that an unfavorable outcome is either probable or remote. However, litigation is subject to inherent uncertainties, and one or more unfavorable outcomes in any claim or litigation against us could have a material adverse effect for the period in which they are resolved, and on our business generally. In addition, regardless of their merits or their ultimate outcomes, lawsuits and legal proceedings are costly, divert management attention, and may adversely affect our reputation, even if they are resolved in our favor.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Amended 2023 Annual Report. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

PARAGON 28, INC.

Date: November 12, 2024	By:	/s/ Albert DaCosta
	Name:	Albert DaCosta
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Chadi Chahine
	Name:	Chadi Chahine
	Title:	Chief Financial Officer (Principal Financial Officer)