Form 10-K
period 2024-12-31
Paragon 28, Inc.
filed 2025-03-06
CIK 1531978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the New York Stock Exchange on June 30, 2024, was $317.6 million.

The number of shares of Registrant’s common stock outstanding as of March 3, 2025 was 83,894,974.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file either (i) a definitive proxy statement pursuant to Regulation 14A relating to the 2025 Annual Meeting of stockholders, or (ii) an amendment to this Annual Report on Form 10-K/A, in either case within 120 days of the end of the Registrant’s fiscal year ended December 31, 2024. Portions of such definitive proxy statement, if applicable, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

INTRODUCTORY NOTE

On January 28, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Zimmer, Inc. (“Zimmer”), a Delaware corporation and wholly owned subsidiary of Zimmer Biomet Holdings, Inc. (“Zimmer Biomet”), Gazelle Merger Sub I, Inc. (“Merger Sub”), a Delaware corporation and wholly owned subsidiary of Zimmer, and, for certain provisions of the Merger Agreement, Zimmer Biomet. Subject to the terms and conditions of the Merger Agreement, Merger Sub will be merged with and into us (the “Merger”), with us continuing as the surviving corporation and a wholly owned subsidiary of Zimmer.

Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of our common stock, par value $0.01 per share (“common stock”) (other than shares owned by us, Zimmer, Merger Sub or any of their respective subsidiaries (which shares will be canceled) and shares with respect to which appraisal rights are properly exercised and not withdrawn under Delaware law), will automatically be converted into the right to receive (i) $13.00 in cash, without interest and (ii) one contractual contingent value right (a “CVR”) representing the right to receive up to $1.00 per CVR pursuant to the Contingent Value Rights Agreement to be entered into at or prior to the effective time of the Merger by and between Zimmer, a rights agent and, for certain provisions, Zimmer Biomet.

The Merger Agreement contains customary representations and warranties of each of Zimmer, us and Merger Sub relating to their respective businesses and certain matters related to the Merger Agreement. The Merger Agreement contains certain covenants, including covenants providing (i) for each of the parties to use reasonable best efforts to cause the transactions under the Merger Agreement to be consummated, (ii) for us to use reasonable best efforts to carry on its business in the ordinary course of business consistent with past practice during the interim period between the execution of the Merger Agreement and completion of the Merger, including using reasonable best efforts to preserve its business operations, and (iii) for us not to engage in certain kinds of transactions during that period without Zimmer’s consent.

The foregoing description of the Merger Agreement and the transactions contemplated thereunder is not complete and is qualified in its entirety by reference to the Merger Agreement, a copy of which is filed as exhibit to this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	the structure, timing and ability to consummate the Merger;
●	any anticipated effects of the Merger’s announcement, pendency or completion on the value of our common stock;
●	our or Zimmer’s ability to obtain any required regulatory or stockholder approvals in connection with the Merger;
●	any potential future costs or benefits of the Merger, including relating to expenses, restrictions on the conduct of our business, diversion of our management’s attention, ability to retain or hire employees, maintenance of relationships with collaborators, vendors and other business partners and payment of termination fees;
●	the outcome of any legal proceedings that have been or may be instituted against us and others relating to the Merger;
●	the expected growth of our business and our organization;
●	estimates of our total addressable market and our expectations about market trends;
●	our business model and strategic plans for our products, technologies, including Smart 28, and business, including our implementation thereof;
●	whether we are able to achieve commercial success and market acceptance for our products;
●	our expectations regarding competitive companies and technologies and our industry generally;
●	the impact on our business, financial condition and results of operation from any pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide;
●	our ability to manage and grow our business by expanding our commercial organization and increasing our sales to existing and new customers in current and new geographies;
●	our expectations regarding government and third-party payor coverage and reimbursement;
●	our ability to manufacture sufficient quantities of our products with sufficient quality;
●	our ability to accurately forecast customer demand for our products and manage our inventory;
●	our ability to maintain effective internal control over financial reporting and disclosure controls and procedures, including our ability to remediate any existing material weaknesses in our internal control over financial reporting and the timing of any such remediation, as well as to reestablish effective disclosure controls and procedures at a reasonable assurance level;
●	our ability to establish and maintain intellectual property protection for our products or avoid future claims of infringement;

●	FDA or other U.S. or foreign regulatory actions affecting us or the healthcare industry generally, including healthcare reform measures in the United States;
●	various macroeconomic events, including changes in inflation, interest rates and overall economic conditions and uncertainties;
●	the timing or likelihood of regulatory filings and approvals;
●	our ability to hire and retain key personnel;
●	our ability to obtain additional financing in potential future offerings;
●	our plans to conduct further clinical trials or clinical studies;
●	the volatility of the trading price of our common stock; and
●	our compliance with extensive NYSE requirements, as well as laws and government rules and regulations both in the United States and internationally.

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

●	The conditions under the Merger Agreement to Zimmer’s consummation of the Merger may not be satisfied at all or in the anticipated timeframe.
●	The announcement of, or a failure to consummate, the Merger could negatively impact our business, financial condition, results of operations or our stock price.
●	Our business is dependent upon the broad adoption of our products by hospitals, physicians and patients.
●	Our long-term growth depends on our ability to enhance our products, expand our indications and develop and commercialize additional products in a timely manner. If we cannot innovate, we may not be able to develop or exploit new products in time to remain competitive.
●	If we fail to manage our growth effectively, our business could be materially and adversely affected.
●	Our business plan relies on certain assumptions about the market for our products; however, the size and expected growth of our addressable market has not been established with precision and may be smaller than we estimate, and even if the addressable market is as large as we have estimated, we may not be able to capture additional market share.
●	We operate in a very competitive business environment, and if we are unable to compete successfully against our existing or potential competitors, our business, financial condition and results of operations may be adversely affected.
●	We may expend our limited resources to pursue a particular product or indication and fail to capitalize on product or indications that may be more profitable or for which there is a greater likelihood of success.
●	Our success depends on our ability to attract, retain and develop key personnel and if we are unsuccessful in our recruiting efforts, our business, financial condition and results of operations may be adversely affected.
●	The majority of our sales force consists of independent sales representatives, and if we are unable to maintain and expand our network of independent sales representatives, we may be unable to generate anticipated sales.
●	We depend on third-party contract manufacturers and suppliers, some of which are single source, to produce and package all elements comprising our foot and ankle products, and if these suppliers and manufacturers fail to supply us, our products or their components or subcomponents in sufficient quantities or at all, it will have a material adverse effect on our business, financial condition, and results of operations.
●	Additional capital, if needed, may not be available on acceptable terms, if at all.
●	The terms of our loan agreements require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

●	The restatement of our previously issued financial statements, the errors that resulted in such restatement, the material weaknesses that were identified in our internal control over financial reporting, and the determination that our internal control over financial reporting and disclosure controls and procedures were not effective could impact our ability to accurately and timely report our financial results and other material disclosures or otherwise cause us to fail to meet our reporting obligations, which could have a material adverse effect on our operations, investor confidence in our business, the trading prices of our securities, and our ability to access the capital markets.
●	If we or our licensors are unable to obtain and maintain significant patent or other intellectual property protection for our products, or if the scope of our patents and other intellectual property rights is not sufficiently broad and does not adequately protect our products, our competitors could develop and commercialize products similar or identical to ours and we may be unable to gain significant market share and be unable to operate our business profitably.
●	Disruptions of critical information systems or material breaches in the security of our systems could have a material adverse effect on our business, customer relations, financial condition, and results of operations.
●	We face the risk of product liability claims that could be expensive, divert management’s attention and harm our reputation and business. We may not be able to maintain adequate product liability insurance.
●	Industry trends have resulted in increased downward pricing pressure on medical services and products, which may affect our ability to sell our products at prices necessary to support our current business strategy.
●	If coverage or adequate levels of reimbursement from third-party payors for procedures using our products, or any future products we may seek to commercialize, are not obtained or maintained, foot and ankle specialists and patients may be reluctant to use our products and our business will suffer.
●	We are subject to substantial government regulation that could have a material adverse effect on our business.
●	The seasonality of our business creates variance in our quarterly revenue, which makes it difficult to compare or forecast our financial results.
●	The market price of our common stock may fluctuate substantially or may decline regardless of our operating performance, which could result in the loss of part or all of your investment.

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

Our development pipeline is driven by our passion and commitment to designing products aimed at improving patient outcomes and creating surgical efficiencies. We have a dedicated team of design and development engineers that have embodied our research philosophy to drive continual innovation and a system of collaboration that allows us to harness and rapidly respond to customer feedback to drive development of new concepts and product iterations. The foregoing has helped us to expand our portfolio quickly and consistently, having launched over 80 product lines since 2011 including 12 product lines launched in 2024. We currently have more than 30 product and system offerings in development. We have also enhanced our offerings through licensing agreements and tuck-in acquisitions, such as our recent acquisitions of Additive Orthopaedics and Disior Oy.

We have dedicated substantial resources to building a leading commercial organization that consists of sales, marketing and medical education. We believe our entrepreneurial and clinically-oriented culture has allowed us to build a leading sales force which includes an estimated 249 producing U.S. sales representatives as of December 31, 2024. We define producing sales representatives as those sales representatives’ logging revenue, for at least one case, in all three months of each quarter. Our U.S. sales force consists primarily of independent sales representatives, the majority of whom are exclusive. During 2024, substantially all of our U.S. revenue was produced by our producing sales representatives. We began selling outside the United States in late 2016. As of December 31, 2024, we sell our products in 23 countries, and in 2024, our international business contributed approximately 17% of our revenue. We believe that we have a significant opportunity to continue to capture market share in existing and new territories both in the United States and internationally.

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

Total Solutions Provider with a Comprehensive Portfolio.

We have a broad and comprehensive portfolio of surgical solutions for the foot and ankle market. Each of our offerings are designed with both the patient and physician in mind to deliver an enhanced user-experience throughout the procedure, while improving patient outcomes and increasing the reproducibility of results. As of December 31, 2024 we had 720 issued or pending patents covering our portfolio. Our current suite of implants includes plates, plating systems, screws, staples, nails, and orthobiologics. Among other advanced technology solutions, we empower our physicians with a spectrum of pre-operative planning and intra-operative support systems including laser alignment tools, patient specific instrumentation, and other advanced technology solutions designed to enhance physician experiences and create procedural efficiencies. In 2024, we launched an additional 13 products that expand treatment options to various indications within the foot and ankle market.

Deep Clinical Expertise.

Our clinical expertise has been fundamental to our success in advancing the standard of care in foot and ankle surgery. We invest significant time and resources to understand the specific needs of our patients and physicians to help cultivate novel solutions. We take an unbiased, clinical, research-first approach to developing new products in our portfolio which allows us to develop disruptive technologies. To support our mission, we have built a team that has diverse experiences and educational backgrounds and have developed collaborative relationships with what we believe are the most forward-thinking foot and ankle specialists across a variety of indications. We believe collaboration with all stakeholders within the foot and ankle community is vital to product advancement and has been a driving force behind our success as a disruptor in the space.

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

Our Growth Strategy

Our strategic levers to achieve our mission and drive continued growth include:

Continue to Invest in Research and Development to Further Improve Outcomes and Expand Our Addressable Market.

We have a strong history of developing and commercializing new products. We intend to maintain a procedurally focused approach to product development and have over 30 projects underway as of December 31, 2024. Our capabilities allow us to develop products that span a spectrum of regulatory pathways including 510(k) clearance and HDE.

Transform the Foot and Ankle Market by Leveraging Our Smart 28 Initiatives to Advance the Foot and Ankle Surgical Experience and Clinical Outcomes.

Smart 28 is our initiative to improve all aspects of foot and ankle treatments. We have launched our SMART28℠ Case Management Portal, a cutting-edge platform that leverages AI and a seamless user experience to coordinate patient-specific surgical plans. The first module to launch within the portal is SMART Bun-Yo-Matic℠, which revolutionizes preoperative planning and correction for hallux valgus by creating plans tailored to the individual patient. We have assembled and will continue to build a team of industry experts to detail the needs and direction of this initiative. As part of our Smart 28 initiative, we currently offer several innovative technologies including proprietary solutions and platforms for 3-D printing technology, 3-D modeling software, patient specific guides and implants and laser alignment tools, as well as our end-to-end, fully enabled cloud-based infrastructure and AI-platform. We believe these analytical tools will continuously improve as data points from each procedure using this platform is collected, such as the information regarding the impact of corrections on the musculoskeletal system and surrounding soft tissue. We believe such iterative, data-driven improvements will result in improved surgical outcomes.

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

Actively Evaluate and Pursue Business Development Opportunities.

We have successfully executed strategic partnerships and acquisitions to broaden our capabilities within the pre-operative and intra-operative stages of the foot and ankle continuum of care, potentially broadening our total addressable patient population. We intend to continue to seek targeted external opportunities to enhance our solutions portfolio and distribution channels. Our approach to business development is highly disciplined and focused on bringing novel approaches and advanced technologies to our customers that can result in improved experiences for physicians and better results for our patients. We believe we are well positioned as a partner or acquirer of a business or team aligned with our mission of improving clinical outcomes in the foot and ankle market.

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

Our definition of the foot and ankle market includes the treatment of (1) fracture fixation; (2) forefoot; (3) ankle; (4) progressive collapsing foot deformity (PCFD) or flatfoot; (5) Charcot foot; and (6) orthobiologics.

Our Market Opportunity

We define our market as the market for surgical implants and devices used in foot and ankle procedures across all major indications, which include forefoot, fracture fixation, ankle, flatfoot or PCFD, charcot foot and orthobiologics. We believe each of these subsegments and orthobiologics represents its own market opportunity with varying growth rates. We estimate the global market for surgical implants and devices used in foot and ankle procedures was approximately $5.2 billion in 2024 and is expected to grow at approximately 7% annually, representing one of the fastest growing markets within orthopedics. The United States remains the largest market for foot and ankle procedures, representing approximately 55% of the global market in 2024, and is our largest market for product sales. Our estimates of the global foot and ankle market are based on internal and third-party data.

The broader global foot and ankle market opportunity across each major indication and orthobiologics is shown in the table below:

	Estimated	Estimated
	2024 Market Size	Annual
Foot and Ankle Market Segment	(in millions)	Growth
Forefoot(1)	$1,800	10%
Fracture Fixation	1,500	5%
Ankle(2)	600	9%
Flatfoot or PCFD	400	3%
Charcot Foot	200	4%
Orthobiologics(3)	700	6%
Total Global Market	$5,200	7%
(1)	Forefoot includes hallux valgus (bunions) and hammertoe.
(2)	Ankle includes all non-fracture ankle conditions surrounding the ankle including soft tissue.
(3)	Represents orthobiologics specific to the foot and ankle market.

We believe the foot and ankle market remains underpenetrated today due to high failure and recurrence rates experienced by patients. For example, revision rates for total ankle arthroplasty are  approximately 22% after 5 years and 44% after 10 years irrespective of the implant compared to approximately 1% and 2% after three years for hip and knee procedures, respectively. Revision rates across other foot and ankle procedures vary, but also are generally higher than other orthopedic markets. We estimate that revision rates for certain foot and ankle procedures can be as high as approximately 20% to 70%.

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

Limitations of Existing Approaches in the Foot and Ankle Market

The foot and ankle surgical implant and device market is dominated by a handful of incumbents who also operate across the broader medical technology and orthopedic markets. We believe technological advancement and growth in this market has been limited by certain trends in the industry, including:

●	Lack of Sole Focus on and Dedication to Improving Outcomes in the Foot and Ankle Market.

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

●	Lack of Overall Education and Awareness of Optimal Approaches for Treating Foot and Ankle Conditions, Resulting in Higher Failure and Recurrence Rates.

The foot and ankle market is an emerging segment of orthopedics and its patients within this segment experience high recurrence and failure rates that can be associated with a multitude of complications. We believe there has been a lack of focus on developing robust medical and clinical education platforms and curriculums aimed to benefit key stakeholders in foot and ankle.

●	Lack of Procedural Support and Patient Specific Solutions.

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

●	Many Existing Solutions Are Repurposed from Other Large Joint Anatomies.

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

●	Advanced Technologies Not Fully Applied.

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

●	Lack of Unbiased Research.

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

We believe our differentiating characteristics that allow us to address current market limitations and improve patient outcomes include:

●	Exclusive focus on foot and ankle market
●	Highly focused and rigorously trained sales force
●	Commitment to clinical education of all stakeholders
●	Dedication to improving the procedural experience for physicians and offering a range of specific options to address all patients’ needs as opposed to repurposed solutions
●	Ambition for each of our anatomically specific foot and ankle solutions to be the standard of care
●	Development and utilization of advanced technologies through Smart 28
●	Product development and designs to address issues identified through unbiased research

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

We believe the differentiation of our purpose-built solutions and the clinical value that we provide to our surgeon customers is demonstrated by our commercial success and growth. Since our first internally developed product, the PRESRVE Bone Wedges, launched in 2011, we have commercialized over 80 product systems. Additionally, we currently have more than 30 product and system offerings in our development pipeline the majority of which we expect to launch commercially in the next 24 months which represents our continued dedication to enhancing our product portfolio with novel and disruptive solutions. We have also rapidly expanded our global intellectual property portfolio and will continue to focus on only patenting what we view as truly unique.

Our Procedurally Focused Systems

We have developed a comprehensive portfolio of foot and ankle surgical systems covering all segments of the distal extremity market: forefoot, fracture fixation, flatfoot, ankle, Charcot and biologics. Each system typically includes one or more of the following: plates, screws, staples, nails, advanced joint and bone replacements, biologics, and other implantation instruments and disposables specifically designed for the particular surgical system. We focus our engineering efforts equally on each component of our surgical systems, from the implants to the procedural approach and instruments. Our products are available in a variety of sizes and configurations to best suit the individual patient’s anatomical and surgical requirements and our SMART Ecosystem will further allow us to tailor surgeries to specific patient needs across each segment.

Forefoot

Forefoot surgeries include a breadth of product technology to facilitate deformity corrections. This portfolio spans plates, screws, intramedullary nails, intramedullary PEEK devices, as well as instrument systems to support corrections (power units, alignment guides). Recent portfolio additions have leaned heavily towards bunion corrections and minimally invasive surgery to address increased demand in the market. Our flagship forefoot systems include the Gorilla Precision MTP Plating System, Gorilla Precision Lapidus Plating System, Phantom Lapidus Intramedullary Nail System, Bun-Yo-Matic Lapidus Clamp and Precision MIS Screw System.

Fracture Fixation

Fracture fixation surgeries demand robust hardware and soft tissue technology options to facilitate fracture management. This can include plates, tissue anchors, external fixation, syndesmotic sutures, and/or intramedullary nails. Our flagship fracture fixation systems include the Gorilla Ankle Fracture Plating System, Baby Gorilla Plating System, Monster Screw System, Monkey Bars External Fixation System, R3Flex Syndesmotic Repair System and Phantom Fibula Nail System.

Flatfoot

Flatfoot surgeries are supported by both our hardware and soft tissue portfolios. This can include procedures that require arthrodesis, bone osteotomies, and soft tissue repair. Product technology to facilitate flatfoot surgeries include plates, screws, and/or bone staples, as well as instrument systems to support soft tissue corrections. Recent portfolio additions have expanded our bone staple portfolio offering and our novel soft tissue correction systems. Our flagship flatfoot systems include the Gorilla Universal Plating System, JAWS Great White Staple System, Monster Screw System, Grappler Suture Anchor System and Mister Tendon Harvester System.

Ankle

The Ankle portfolio includes total ankle replacement, total talus replacement and additional fixation products designed to address ankle deformity. The total ankle replacement system consists of metallic and plastic implant components (3D-printed Titanium Tibia Base, Crosslinked Vitamin-E Tibial Insert, Cobalt Chrome Talar Dome) for use in primary and revision total ankle replacement surgery along with novel instrumentation offerings for site preparation and implant alignment (such as FasTrac Laser Alignment, MAVEN Patient Specific Instrumentation and Right Angle Drilling). The portfolio also includes the first and only patient specific total talus replacement System available in multiple materials authorized for marketing. Our flagship fixation systems to address the ankle market include the Silverback Ankle Fusion Plating System and Phantom Hindfoot Nailing System.

Charcot

Charcot surgeries demand some of the most robust hardware devices to address the high-risk patient population.  This segment is supported by hardware devices to help support this complex clinical need. This segment can include procedures that require arthrodesis, bone osteotomies, limb salvage procedures, and wound healing. Product technology to facilitate Charcot surgeries include plates, beaming screws, intramedullary nails, and/or external fixation. Our patented Precision™ Guided technology helps facilitate many of these difficult procedures. Our flagship Charcot systems include the Joust Beaming System, Gorilla Medial Column Plating System, and Monkey Rings External Fixation System.

Biologics

The biologics portfolio typically support other segment surgeries.  This segment includes a breadth of products that provide deformity corrections using bone wedges or to facilitate boney fusion using engineering principles in biology. Our significant biologic products include V92 Cellular Bone Matrix, PRESERVE Bone Wedges, MgNum Bone Void Filler and BEAST Demineralized Bone Matrix.

Product Development and Pipeline

We are committed to continuously expanding our portfolio of foot and ankle solutions and to bring next-generation products to market. Our development pipeline is driven by our passion and commitment to designing products aimed at improving patient outcomes and creating surgical efficiencies. We have a dedicated team of design and development engineers that have embodied our research philosophy to drive continual innovation. Our internal engineering team is comprised of highly qualified individuals, and when needed we utilize third-party resources to augment and support our team with subject matter expertise. We believe our research philosophy provides us with a competitive edge in the marketplace, and includes the following principles:

●	Research and understand the fundamentals of foot and ankle disease
●	Perform unbiased research to rethink an existing procedure or product
●	Incorporate multiple philosophies and approaches into product design
●	Design purpose-built products
●	Strive for every product to be the best on the market
●	Remain fluid on technology to allow us to consider the most appropriate needs of each indication

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

Clinical Overview

We are committed to continued investment in clinical evidence and involving physicians who are recognized as thought leaders in foot and ankle. We believe these efforts will continue to generate a large compendium of publications to ultimately drive adoption of our products and increase awareness of foot and ankle procedures with the goal of establishing our products as the standard of care. Since inception, we have developed a broad set of published studies that we believe strengthens our position as a thought leader in our industry. The safety and clinical performance of our products and the scientific advancement of orthopaedics are supported by over 150 journal publications, scientific presentations, white papers, and case studies.

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

Our U.S. sales forces consist primarily of independent sales representatives, the majority of whom are exclusive. For the year ended December 31, 2024, substantially all of our U.S. revenue was produced by 275 producing sales representatives. We define producing sales representatives as those sales representatives’ logging revenue, for at least one case, in all three months of each quarter. As of December 31, 2024, our international sales force consists of several independent sales agents and direct sales representatives, 9 non-stocking distributors, 8 stocking distributors, and 5 direct sales market. We began selling outside the U.S. in 2016. We believe that we have a significant opportunity to continue to capture market share in existing and new territories both in the United States and internationally. We expect to continue to dedicate meaningful resources to expand and strengthen our global sales force.

Competition

The foot and ankle market is dominated by a handful of incumbents that operate across the broader medical device and orthopedic markets. Our currently marketed products are, and any future products we commercialize will be, subject to competition. We believe that the principal competitive factors in our markets include:

●	product features and design;
●	technological advancements using data driven tools across foot and ankle continuum of care;
●	physician training and education;
●	product quality and standards including our reputation with our customers;
●	patient experience;

●	product price including level of coverage and reimbursement;
●	clinical outcomes and ease of use;
●	intellectual property; and
●	customer service.

Within the lower extremities market, our primary competitors include multinational companies such as Stryker Corporation (Stryker), Arthrex, Inc. (Arthrex), Smith & Nephew plc (Smith and Nephew), Johnson & Johnson (J&J) and Zimmer Biomet Holdings, Inc. (Zimmer Biomet) as well as with companies with one or a limited number of foot and ankle products such as Enovis Medical (Enovis), Medline Industries, Inc. (Medline), Conmed Corporation (Conmed), and Treace Medical Concepts, Inc. (Treace).

Many of our multinational competitors have significant financial resources and in addition to competing for foot and ankle market share, they also compete with us in recruiting and retaining qualified sales and marketing professionals, qualified research and development expertise, speed and cadence of product launches and acquiring novel technologies that augment their existing portfolios.

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

As of December 31, 2024, our patent portfolio included 366 owned and issued patents. Of our patents:

●	Twenty-five patents relate to technologies used in our orthobiologics products. Of these, six are utility patents and nineteen are design patents, all of which relate to the associated tools and implants used; ten are U.S. patents, six are UK patents and nine are EU patents; and these patents begin to expire in 2028.
●	Twenty patents relate to technologies used in our nails; of these five are design patents and fifteen are utility patents; two relate to surgical techniques and eighteen relate to the associated tools and/or implants used; seven are U.S. patents, four are European patents, four are UK patents, two are Spanish patents, one is a Swiss patent, one is a German patent, and one is a Japanese patent; and these patents begin to expire 2030.
●	One hundred and eighty-eight patents relate to technologies used in our plating systems; of these one hundred and eighteen are design patents and seventy are utility patents; all of these patents relate to plates, the associated tools, and/or the associated surgical techniques; sixty-nine are U.S. patents, forty-two are EU patents, forty-eight are UK patents, six are German patents, six are French patents, nine are Spanish patents, five are Dutch patents, one is a Canadian patent, and one is an Australian patent, and one is a Japanese patent; and these patents begin to expire in 2028.
●	Eleven patents relate to technologies used in our screws; of these three are design and eight are utility patents; all of these patents cover the tools used; four are U.S. patents, two are UK patents, one is an EU patent, one is a German patent, one is a Spanish patent, one is a French patent, and one is a Dutch patent; and these patents begin to expire 2032.
●	Twenty-two patents relate to technologies used in our soft tissue systems; all of these are utility patents and relate to the implants, associated tools, and/or surgical techniques; seven are U.S. patents, three are Spanish patents, three are UK patents, two are French patents, two are German patents, two are Dutch patents, one is an EU patent, one is a Canadian patent, and one is an Australian patent; and these patents begin to expire in 2037.
●	Forty patents relate to technologies used in our instrument systems; of these twenty-nine are design patents and eleven are utility patents; all of these patents cover the instruments and/or the associated surgical techniques; fourteen are U.S. patents, twelve are EU patents, twelve are UK patents, one is a Spanish patent, and one is a Japanese patent; and these patents begin to expire in 2033.
●	Forty-four patents relate to technologies used in our other products including hammertoe implants and titanium wedges; of these fourteen are design patents and twenty-nine are utility patents; all of these relate to the associated tools, system, implants, and/or surgical technique; twenty-six are U.S. patents, five are UK patents, six are EU patents, three are German patents, three are Spanish patents, three are French patents, three are Dutch patents, one is a Danish patent, one is an Irish patent, one is a Canadian patent and one is a Norwegian patent; and these patents begin to expire in 2033.
●	Sixteen patents relate to technologies used in our total ankle arthroplasty system; all of these are U.S. utility patents that cover the implant system, the tools used, and the associated surgical methods; and these patents begin to expire in 2039.

In addition to our owned patents, we have nine patents that are in-licensed pursuant to our agreement with Biedermann Technologies GmbH & Co. KG (“Biedermann”) and two registered patents that are in-licensed pursuant to our agreement with Extremity Medical, LLC (“Extremity”). Of the nine patents licensed from Biedermann, six are utility patents and three are design patents. All of the Biedermann patents relate to technologies used in our JAWs staple system. Of the patents licensed from Biedermann, six are U.S. patents, one is an EU patent, one is a Chinese patent and one is a Japanese patent. The patents licensed from Biedermann begin to expire in 2033. The two patents licensed from Extremity are utility patents and relate to technology used in our Phantom Lapidus Intramedullary Nail System. The patents licensed from Extremity begin to expire in 2030.

We entered into the license agreement with Biedermann in July 2017 (“Biedermann License Agreement”). Pursuant to the Biedermann License Agreement, we are required to pay a royalty of four percent (4%) of net revenue related to the licensed intellectual property for 15 years following the date of first sale, including a minimum annual payment of $250,000. The term of the agreement is 20 years, and automatically renews for five-year periods thereafter. Payments to Biedermann under this license agreement totaled $300,000, $269,000 and $249,000 for the years ended December 31, 2024, 2023 and 2022, respectively. Amounts payable to Biedermann as of December 31, 2024 and December 31, 2023 were $92,000 and $155,000, respectively. We entered into the Extremity License Agreement in November of 2021 (“Extremity License Agreement”). Pursuant to the Extremity License Agreement, we are required to pay a royalty of four percent (4%) of net sales related to the licensed intellectual property until the expiration of the last expired patent. Payments to Extremity under this license agreement totaled $44,000, $57,000 and $64,000 for the years ended December 31, 2024, 2023 and 2022, respectively. We believe the Biedermann License Agreement and the Extremity License Agreement are both immaterial to our business.

As of December 31, 2024, we had 354 pending patent applications globally, including both utility and design patent applications. We have 84 applications pending in the United States, of which 78 are utility patent applications and six are design patent applications. In addition to these patent applications, we have one pending patent application that is pursuant to our license agreement with Biedermann. The patent pursuant to our license agreement with Biedermann includes seven utility patents and three design patents that cover technology related to our JAWS staple system. Of these patent applications, eight are U.S. patents and two are EU patents. Utility patent applications will expire 20 years from their earliest filing date when issued, and design patent applications will expire fifteen years from issuance. As a result, the earliest these patents could expire, if the applications issue, would be 2035. The pending patent applications are intended to exclude competitors from practicing the innovations of our currently marketed product offering, to protect potential future commercialization opportunities, and to strategically block potential workarounds by competitors.

We have U.S. trademark registrations for several of our most material marks, including “PARAGON 28,” “MONSTER,” “GORILLA” and “PHANTOM.” We also have pending U.S. trademark registrations on other material marks, including “APEX 3D,” “MAVEN,” “SILVERBACK,” and “R3ACT.”

The term of individual patents depends on the legal term for patents in the countries in which they are granted. In many countries, including the United States, the patent term for a utility patent is generally 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country. We cannot assure that patents will be issued from any of our pending applications or that, if patents are issued, they will be of sufficient scope or strength to provide meaningful protection for our technology. Notwithstanding the scope of the patent protection available to us, a competitor could develop competitive treatment methods or devices that are not covered by our patents, and we may be unable to stop such competitor from commercializing such treatment methods or devices. Furthermore, numerous U.S. and foreign-issued patents and patent applications owned by third-parties exist in the fields in which we are developing products. Because patent applications can take many years to issue, there may be applications unknown to us, which applications may later result in issued patents that our existing or future products or technologies may be alleged to infringe.

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

Adverse determinations in litigation could subject us to significant liabilities to third-parties, could require us to seek licenses from third-parties and pay significant royalties to such third-parties and could prevent us from manufacturing, selling or using our product or techniques, any of which could severely harm our business.

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

Manufacturing and Supply

We currently leverage multiple third-party manufacturing relationships to ensure high-quality, low-cost production while maintaining a capital efficient business model. We have multiple sources of supply for many of our surgical solutions’ critical components. Nearly all of our supply agreements do not have minimum manufacturing or purchase obligations. As such, we generally do not have any obligation to buy any given quantity of products, and our suppliers generally have no obligation to sell to us or to manufacture for us any given quantity of our products or components for our products. In most cases, we have redundant manufacturing capabilities for each of our products. Except during the height of the COVID-19 pandemic, we have not experienced any significant difficulty obtaining our products or components for our products necessary to meet demand, and we have only experienced limited instances where our suppliers had difficulty supplying products by the requested delivery date. We believe the capacity across our manufacturing base is sufficient to meet market demand for our products for the foreseeable future.

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

510(k) Clearance Marketing Pathway

To obtain 510(k) clearance, we must submit to the FDA a premarket notification submission demonstrating that the proposed device is “substantially equivalent” to a legally marketed predicate device. A predicate device is a legally marketed device that is not subject to premarket approval, i.e., a device that was legally marketed before May 28, 1976 (pre-amendments device) and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I, or a device that was found substantially equivalent through the 510(k) process. The FDA’s 510(k) clearance process usually takes from three to nine months, but may take longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. In addition, FDA collects user fees for certain medical device submissions and annual fees for medical device establishments. For fiscal year 2024, the standard user fee for a 510(k) premarket notification application is $24,335.

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

PMA Approval Pathway

Class III devices require PMA approval before they can be marketed, although some pre-amendment Class III devices for which the FDA has not yet required a PMA are cleared through the 510(k) process. The PMA process is more demanding than the 510(k) premarket notification process. In a PMA, the manufacturer must demonstrate that the device is safe and effective, and the PMA must be supported by extensive data, including data from preclinical studies and human clinical trials, typically requiring an Investigational Device Exemption (IDE). The PMA must also contain a full description of the device and its components, a full description of the methods, facilities, and controls used for manufacturing, and proposed labeling. Following receipt of a PMA, the FDA determines whether the application is sufficiently complete to permit a substantive review. If the FDA accepts the application for review, it has 180 days under the FDCA to complete its review of a PMA, although in practice, the FDA’s review often takes significantly longer, and can take up to several years. An advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will generally conduct a pre-approval inspection of the applicant or its third-party manufacturers’ or suppliers’ manufacturing facility or facilities to ensure compliance with the QSR. PMA applications are also subject to the payment of user fees, which for fiscal year 2025 includes a standard application fee of $540,783.

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

De Novo Classification

Medical device types that the FDA has not previously classified as Class I, II, or III are automatically classified into Class III regardless of the level of risk they pose. The Food and Drug Administration Modernization Act of 1997 established a route to market for low to moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, called the “Request for Evaluation of Automatic Class III Designation,” or the de novo classification procedure. This procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA. Prior to the enactment of the Food and Drug Administration Safety and Innovation Act (FDASIA), in July 2012, a medical device could only be eligible for de novo classification if the manufacturer first submitted a 510(k) premarket notification and received a determination from the FDA that the device was not substantially equivalent. FDASIA streamlined the de novo classification pathway by permitting manufacturers to request de novo classification directly without first submitting a 510(k) premarket notification to the FDA and receiving a not substantially equivalent determination. As part of the de novo classification process, the FDA may also require supporting clinical data.

Humanitarian Device Exemption Pathway

An HDE is a marketing pathway available to devices designated as humanitarian use devices, or HUDs. HUDs are devices receiving a designation from the FDA that the device is designed to treat or diagnose a disease or condition that occurs in fewer than 8,000 people in the U.S. per year. To market a HUD, the device must have received a HUD designation by the FDA and be approved by the FDA pursuant to an HDE application. An HDE approval is based on the applicant’s demonstration that there is no comparable device available and that the probable benefit to health from the proposed HUD outweighs the risk of injury or illness from its use, taking into account alternative treatments that are available for the condition or disease. However, a medical device approved pursuant to an HDE is exempt from the effectiveness requirements that would otherwise apply and to which the device would be subject if approved pursuant to a PMA, and clinical studies demonstrating effectiveness are not required to support approval. An approved HDE must be labeled with a disclaimer stating that the effectiveness of the device has not been established.

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

Pervasive and Continuing Post-Market Regulation

After a product is cleared or approved for marketing (or where the product does not require affirmative marketing authorization, is marketed), numerous and pervasive regulatory requirements continue to apply. These include:

●	establishment registration and device listing with the FDA;
●	Quality System Regulation (QSR) requirements, which require manufacturers, including third-party manufacturers and suppliers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;
●	labeling regulations and FDA prohibitions against the promotion of investigational products, or the promotion of “off-label” uses of cleared or approved products;
●	requirements related to promotional activities;
●	clearance or approval of product modifications to 510(k)-cleared devices that could significantly affect safety or effectiveness or that would constitute a major change in intended use of one of our cleared devices, or approval of certain modifications to PMA devices or devices authorized for marketing pursuant to the HDE pathway;
●	medical device reporting regulations, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur;
●	correction, removal and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;

●	the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations; and
●	post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device.

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

The FDA has broad regulatory compliance and enforcement powers. If the FDA determines that a manufacturer has failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which may result in any of the following sanctions:

●	warning letters, untitled letters, fines, injunctions, consent decrees and civil penalties;
●	recalls, withdrawals, or administrative detention or seizure of our products;
●	operating restrictions or partial suspension or total shutdown of production;
●	refusing or delaying requests for 510(k) marketing clearance or PMA of new products or modified products;
●	withdrawing 510(k) clearances, HDEs, or PMA that have already been granted;
●	refusal to grant export approvals for our products;
●	civil monetary penalties; or
●	criminal prosecution.

Regulation of Medical Devices in the European Union

The European Union (EU) has adopted specific directives and regulations regulating the design, manufacture, clinical investigation, conformity assessment, labeling and adverse event reporting for medical devices.

Until May 25, 2021, medical devices were regulated by the Council Directive 93/42/EEC (EU Medical Devices Directive) which has been repealed and replaced by Regulation (EU) No 2017/745 (EU Medical Devices Regulation). In accordance with the EU Medical Devices Regulation’s recently extended transitional provisions, both (i) devices lawfully placed on the market pursuant to the EU Medical Devices Directive prior to May 26, 2021 and (ii) legacy devices lawfully placed on the EU market after May 26, 2021 in accordance with the EU Medical Devices Regulation transitional provisions may generally continue to be made available on the market or put into service, provided that the requirements of the transitional provisions are fulfilled. In particular, no substantial change must be made to the device in question. However, even in this case, manufacturers must comply with a number of new or reinforced requirements set forth in the EU Medical Devices Regulation with regard to registration of economic operators and of devices, post market surveillance, market surveillance and vigilance requirements.  Our current certificates have been granted and renewed under the EU Medical

Devices Directive whose regime is described below. Pursuing marketing of medical devices in the EU will notably require that our devices be certified under the new regime set forth in the EU Medical Devices Regulation.

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

The EU Medical Devices Regulation became effective on May 26, 2021, subject to transitional provisions.

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

The EU Tissues and Cells Directive provides for general quality and safety requirements with respect to activities performed in relation to human cells and tissues. Since, for such activities, EU directives are not being of direct application, these requirements are implemented under national law, in each EU member state, and as such applicable requirements may vary from one EU member state to another, as each is free to implement measures which are more stringent than those set out under the EU Tissues and Cells Directive. Among other things, the EU Tissues and Cells Directive requires the following:

●	tissue and cell procurement and testing must be conducted by persons appropriately trained and experienced;
●	tissue and cell establishments must (i) be accredited, designated, authorized or licensed by the national competent authority, (ii) perform appropriate controls to ensure compliance with applicable requirements, (iii) maintain records of their activities, and (iv) implement a quality system based on good practices principles set out by the European Commission – similar to cGTPs in the U.S.;
●	a traceability system must be implemented such that the tissues and cells can be traced from the donor to the recipient, which includes appropriate labeling of said tissues and cells;
●	import and export of human tissues and cells must be undertaken by establishments which are duly accredited, designated, authorized or licensed by the national competent authority, and these tissues and cells must comply with the requirements set out under the EU Tissues and Cells Directive; and
●	a system for the notification of serious adverse events and reactions must be implemented.

On May 27, 2024, the proposal for a regulation on substances of human origin (SoHO) (the SoHO Regulation) was adopted. Unlike directives, in all EU member states, regulations are directly applicable without the need for adoption of EU member state laws implementing them, in all EU member states. The SoHO Regulation aims to repeal, replace, and aggregate the existing regulatory framework applicable to human blood, tissue and cells, consisting of Directive 2002/98/EC on blood and blood components and the EU Tissue and Cells Directive. The SoHO Regulation will apply as from August 7, 2027, with an extra year for certain provisions. The extent to which the requirements of the SoHO Regulation will apply to medical devices vary. Where SoHO are used to manufacture medical devices, the provisions applicable to the activities of SoHO donor recruitment, donor history review and eligibility assessment, testing of donors for eligibility or matching purposes, and collection of SoHO from donors or patients will generally apply. However, where non-viable SoHO or their derivatives incorporate, as an integral part, a medical device, and where the action of the non-viable SoHO or their derivatives is principal and not ancillary to that of the device, the non-viable SoHO or their derivatives and the final combination will be governed by the SoHO Regulation (in line with applicable provisions of the EU Medical Devices Regulation). The SoHO Regulation also seeks to improve consultation and cooperation between competent authorities regulating the different frameworks to ensure coherent oversight.

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

On June 26, 2022, the MHRA published its response to a 10-week consultation on the post-Brexit regulatory framework for medical devices and diagnostics. The MHRA seeks to amend the UK Medical Devices Regulations 2002 (the UK MDR) (which continues to be based on the EU legislation which preceded the EU Medical Devices Regulation, primarily the EU Medical Devices Directive and the EU In Vitro Diagnostic Medical Devices Directive, i.e., Directive 98/79/EC), in particular to create a new access pathway to support innovation, create an innovative framework for regulating software and artificial intelligence as medical devices, reform in vitro diagnostic medical device regulation and foster sustainability through the reuse and remanufacture of medical devices. Regulations implementing the new regime were originally scheduled to come into force in July 2023, but the Government has recently confirmed that this date has been postponed until July 2024. Devices which have valid certification issued by EU notified bodies under the EU Medical Devices Regulation or Medical Devices Directive are subject to transitional arrangements. The Government has introduced legislation which provides that CE marked medical devices may be placed on the Great Britain market to the following timelines:

●	general medical devices compliant with the EU Medical Devices Directive or EU active implantable medical devices directive (EU AIMDD) with a valid declaration and CE marking can be placed on the Great Britain market up until the sooner of expiry of certificate or June 30, 2028; and
●	general medical devices, including custom-made devices, compliant with the EU Medical Devices Regulation and in vitro diagnostic medical devices compliant with the EU in vitro diagnostic medical devices regulation (EU IVDR) can be placed on the Great Britain market up until the June 30, 2030.

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

UK requirements applicable to products containing human cells and tissues

The UK MDR does not generally apply to tissues or cells of human origin or products incorporating or derived from tissues or cells of human origin. Products will be required to comply with the UK MDR if they are manufactured utilizing animal tissue which is rendered non-viable or non-viable products derived from animal tissue. The UK MDR states that with respect to devices manufactured utilizing tissues of animal origin, the relevant approved body must follow the procedures referred to in Commission Regulation 722/2012, which forms part of EU retained law. In particular, the manufacturer of the medical device must be able to verify that the device’s benefits outweigh the risks, taking into account:

●	the risk analysis and risk management process;
●	the justification for the use of animal tissues or derivatives, taking into consideration lower risk tissues or synthetic alternatives;
●	the results of elimination and inactivation studies or results of the analysis of relevant literature;
●	the manufacturer’s control of the sources of raw materials, finished products, production process, testing, and subcontractors; and
●	the need to audit matters related to the sourcing and processing of animal tissues and derivatives, processes to eliminate or inactivate pathogens, including those activities carried out by suppliers.

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

The Human Tissue (Quality and Safety for Human Application) Regulations 2007 (as amended) implements the requirements of the EU Tissues and Cells Directive and sets out the activities of storing and importing human tissues and cells for human application can only be carried out by an establishment holding an appropriate license, issued from the Human Tissue Authority (the HTA). The following activities may be carried out either under an appropriate HTA license: procurement, testing, processing, export, and distribution. Alternatively, the listed activities can be carried out under the authority of a third-party agreement in the following circumstances:

●	when the establishment carrying out the activity is acting on behalf of an appropriately licensed establishment; and
●	when the third-party agreement meets the standards set out in the Guide to Quality and Safety Assurance of Human Tissues and Cells for Patient Treatment, as implemented by HTA Directions 001/2021.

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

Based on our experience to date, third-party payors generally reimburse for the surgical procedures in which our products are used only if the patient meets the established medical necessity criteria for surgery. Some payors are moving toward a managed care system and control their health care costs by limiting authorizations for surgical procedures, including elective procedures using our devices. Although no uniform policy of coverage and reimbursement among payors in the United States exists and coverage and reimbursement for procedures can differ significantly from payor to payor, reimbursement decisions by particular third-party payors may depend upon a number of factors, including the payor’s determination that use of a product is:

●	a covered benefit under its health plan;
●	appropriate and medically necessary for the specific indication;
●	cost effective; and
●	neither experimental nor investigational.

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

We expect additional state and federal health care reform measures to be adopted in the future, some of which could limit the amounts that federal and state governments will pay for health care products and services, which could result in reduced demand for our products or additional pricing pressure. Similar reform measures may be adopted in foreign jurisdictions. For instance, in December 2021, Regulation No 2021/2282 on Health Technology Assessment (HTA) amending Directive 2011/24/EU, was adopted in the EU. While the Regulation entered into force in January 2022, it only applies since January 2025, with preparatory and implementation-related steps to take place in the interim. The Regulation has a phased implementation depending on the concerned products. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including certain high-risk medical devices, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

Employees and Human Capital

We take pride in our employees and the products we provide to support our mission. As of December 31, 2024, we had 525 employees worldwide. Approximately 390 employees were located in the U.S., and 135 employees were located outside of the U.S. A significant number of our management and professional employees have had prior experience with orthopedics or other medical product companies. We currently have no employees working under collective bargaining agreements.

Our mission is to continuously improve the outcomes and experiences of patients suffering from foot and ankle conditions, and we operate under the following principles: inclusion and respect of individual surgeons’ preferences, creative innovation, high-quality, cost-effective implants, and a strong belief that through research and innovation, we can create new and improved solutions to the challenges faced by foot and ankle specialists. We espouse four key values in our efforts to create a strong culture around these principles: Competition – always improve and win; Common sense – responsible decision making; Creativity – solve problems and innovate; and Courage – be empowered to lead and disrupt.

We are committed to motivating, rewarding, attracting, and retaining high-caliber talent by providing employees with compensation plans that support the achievement of strategic business results and increase shareholder returns. We offer competitive, performance-based compensation and benefits, discounted equity ownership, employee recognition programs, and career development opportunities to attract and retain employees. We use a combination of fixed and variable compensation, including base salary, cash-based performance bonuses, and stock-based compensation awards. We employ competitive peer group analysis and multiple compensation surveys to benchmark compensation plans and consider other factors like market conditions, competitive landscape, and business climate when determining employee compensation.

We periodically evaluate our employee engagement and use these results to determine how we can continue to create work environments that energize our employees and enable them to develop and maintain a positive working culture.

We value the physical, mental, and financial wellbeing of our employees and sponsor wellness programs designed to incentivize employees to put themselves and their families first. We encourage participation in these programs through regular communications, educational sessions, and other incentives.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this 2024 Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes thereto included elsewhere in this 2024 Annual Report on Form 10-K, before deciding whether to invest in shares of our common stock. The risks described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, results of operations and future prospects. In that event, the market price of our common stock could decline, and you could lose all or part of your investment. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”

Risks Related to the Merger

The conditions for consummation under the Merger Agreement may not be satisfied at all or in the anticipated timeframe.

On January 28, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Zimmer, Inc. (“Zimmer”), a Delaware corporation and wholly owned subsidiary of Zimmer Biomet Holdings, Inc. (“Zimmer Biomet”), Gazelle Merger Sub I, Inc. (“Merger Sub”), a Delaware corporation and wholly owned subsidiary of Zimmer, and, for certain provisions of the Merger Agreement, Zimmer Biomet. Subject to the terms and conditions of the Merger Agreement, Merger Sub will be merged with and into us (the “Merger”), with us continuing as the surviving corporation and a wholly owned subsidiary of Zimmer.

Consummation of the Merger is subject to (i) the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of Company common stock (the “Stockholder Approval”), (ii) the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) certain other foreign regulatory approvals and (iv) the absence of any legal restraints that have the effect of preventing the consummation of the Merger, and (v) other conditions specified in the Merger Agreement. Additionally, Parent and Merger Sub’s obligations to consummate the Merger is subject to the absence of a Material Adverse Effect (as defined in the Merger Agreement) on the Company having occurred since the date of the Merger Agreement. As a result, there can be no assurance that the Merger will be consummated. These conditions are described in more detail in the Merger Agreement, which is filed as an exhibit to the Current Report on Form 8-K, filed with the SEC on January 29, 2025, and incorporated herein by reference.

The Company intends to pursue all required approvals in accordance with the Merger Agreement. However, no assurance can be given that the required approvals will be obtained and, even if all such approvals are obtained, no assurance can be given to the terms, conditions and timing of the approvals or that they will satisfy the terms of the Merger Agreement.

The announcement of, or a failure to consummate, the Merger could negatively impact our business, financial condition, results of operations or our stock price.

Our announcement of having entered into the Merger Agreement could cause a material disruption to our business and there can be no assurance that the conditions to the consummation of the Merger will be satisfied. The Merger Agreement may also be terminated by us and/or Zimmer in certain specified circumstances, as described below. We are subject to several risks as a result of the announcement of the Merger Agreement, including, but not limited to, the following:

●	if the Merger is not completed within the expected timeframe, or at all, the share price of our common stock will change to the extent that the current market price of our common stock reflects an assumption that the Merger will be consummated;

●	certain costs related to the Merger, including the fees and/or expenses of our legal, accounting and financial advisors must be paid even if the Merger is not completed;
●	pursuant to the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to the completion of the Merger, which restrictions could adversely affect our ability to realize certain of our business strategies or take advantage of certain business opportunities;
●	the attention of our management may be directed towards the consummation of the Merger and related matters, and their focus may be diverted from the day-to-day business operations of the Company, including from other opportunities that might otherwise be beneficial to us;
●	our inability to retain existing key employees or hire new capable employees, given the uncertainty regarding our future, in order to execute on our continuing business operations;
●	a failure to complete the Merger within the proposed timeframe, or at all, may result in negative publicity and/or a negative impression of us in the investment community or business community generally;
●	difficulties maintaining relationships with collaborators, vendors, and other business partners;
●	third-parties may determine to terminate and/or attempt to renegotiate their relationship with us as a result of the Merger, whether pursuant to the terms of their existing agreements with us or otherwise;
●	upon termination of the Merger Agreement by us or Zimmer under specified circumstances, we would be required to pay a termination fee of approximately $40.0 million; and
●	we could be subject to litigation related to any failure to complete the Merger.

In addition, our executive officers and directors may have interests in the Merger that are different from, or are in addition to, those of our stockholders generally. These interests include without limitation the following:

●	each of our non-employee directors and executive officers is entitled to the same accelerated vesting of outstanding equity awards as all of our equity award holders;
●	each of our executive officers is party to an employment agreement that provides for severance payments and benefits upon a qualifying termination in connection with a “change in control” which includes the Merger; and
●	certain of our executive officers’ compensatory payments made in connection with the Merger may be subject to treatment in order to mitigate the potential impact of Section 280G and 4999 of the United States Internal Revenue Code of 1986, as amended, or the Code, following such mitigation treatment, we may enter into arrangements with such executive officers to provide tax reimbursement payments.

The Merger Agreement contains provisions that could make it difficult for a third-party to acquire us prior to the completion of the Merger.

The Merger Agreement contains restrictions on our ability to obtain a third-party proposal for an acquisition of our Company. These provisions include our agreement not to solicit or initiate any additional discussions with third-parties regarding other proposals to acquire us, as well as restrictions on our ability to respond to such proposals, subject to fulfillment of certain fiduciary requirements of our board of directors. The Merger Agreement also contains certain termination rights, including, under certain circumstances, a requirement for us to pay Zimmer a termination fee of approximately $40.0 million.

These provisions might discourage an otherwise-interested third-party from considering or proposing an acquisition of our company, even one that may be deemed of greater value to our stockholders than the Merger. Furthermore, even if a third-party elects to propose an acquisition, the concept of a termination fee may result in that third-party offering a lower value to our stockholders than such third-party might otherwise have offered.

If the Merger is not consummated by the Outside Date, either we or Zimmer may terminate the Merger Agreement, subject to certain exceptions.

Either we or Zimmer may terminate the Merger Agreement if the Merger has not been consummated by November 28, 2025 (as such date may be extended to January 28, 2026, pursuant to the terms of the Merger Agreement (the “Outside Date”)).  However, this termination right will not be available to a party to the Merger Agreement if that party failed to comply with its obligations under the Merger Agreement and that failure was the principal cause of the failure to consummate the Merger on or prior to such date. In the event the Merger Agreement is terminated by either party due to the failure of the Merger to close by the Outside Date or for any other reason provided under the Merger Agreement, we will have incurred significant costs and will have diverted significant management focus and resources from other strategic opportunities and ongoing business activities without realizing the anticipated benefits of the Merger.

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

Our future growth and profitability depend on our ability to increase physician and patient awareness of our products and on the willingness of physicians and hospitals to adopt our products. Physicians may not adopt our products unless they are able to determine, based on experience, clinical data, medical society recommendations and other analyses, that our products provide a safe and effective treatment for foot and ankle conditions. Even if we are able to raise awareness among physicians, they may be slow in changing their medical treatment practices and may be hesitant to select our products for a variety of reasons, including:

●	lack of experience with our products;
●	long-standing relationships with companies and distributors that sell other products;
●	lack of availability of adequate third-party payor coverage or reimbursement;
●	competitive response and negative selling efforts from providers of alternative treatments;
●	perception regarding the time commitment and skill development that may be required to gain familiarity and proficiency with our products;
●	perceived liability risk generally associated with the use of new products and treatment options;
●	lack or perceived lack of sufficient clinical evidence, including long-term data, supporting clinical benefits or the cost-effectiveness of our products over existing treatments; and
●	the failure of key opinion leaders to provide recommendations regarding our products, or to assure physicians, patients and healthcare payors of the benefits of our products as an attractive alternative to other treatment options.

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

The market for our products is highly competitive, dynamic, and marked by rapid and substantial technological development and product innovation. New entrants or existing competitors could attempt to develop products that compete directly with ours. For us to remain competitive, it is essential to develop and bring to market new products. Demand for our products and future related products could be diminished by equivalent or superior products and technologies offered by competitors. If we are unable to innovate successfully, our products could become obsolete and our revenue would decline as our customers purchase our competitors’ products. Developing products is expensive and time-consuming and could divert management’s attention away from our core business. The success of any new product offering or product enhancements to our solution will depend on several factors, including our ability to:

●	assemble sufficient resources to acquire or discover additional products;
●	properly identify and anticipate surgeon and patient needs;
●	develop and introduce new products and product enhancements in a timely manner;
●	avoid infringing upon the intellectual property rights of third-parties;
●	demonstrate, if required, the safety and efficacy of new products with data from preclinical and clinical studies and clinical trials;
●	obtain the necessary regulatory clearances, approvals or certifications for expanded indications, new products or product modifications;
●	be fully compliant with U.S. Food and Drug Administration (FDA) regulations and be fully compliant with foreign regulations for the marketing of new devices or modified products;
●	produce new products in commercial quantities at an acceptable cost;
●	provide adequate training to potential users of our products;
●	receive adequate coverage and reimbursement for procedures performed with our products; and
●	develop an effective and dedicated sales and marketing team.

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

We have experienced recent rapid growth and anticipate further growth. This growth has placed significant demands on our management, financial, operational, technological and other resources, and we expect that our growth will continue to place significant demands on our management and other resources and will require us to continue developing and improving our operational, financial and other internal controls. In particular, continued growth increases the challenges involved in a number of areas, including recruiting and retaining sufficient skilled personnel for our direct sales force, providing adequate training and supervision to maintain our high-quality standards and preserving our culture and values. We may not be able to address these challenges in a cost-effective manner, or at all. To achieve our revenue goals, we must also successfully increase our supply of products from third-party manufacturers to meet expected customer demand. In the future, we may experience difficulties with quality control, component supply and shortages of qualified personnel, among other problems. These problems could result in delays in product availability and increases in expenses. Any such delay or increased expense could adversely affect our ability to generate revenue. In addition, rapid and significant growth will place a strain on our administrative and operational infrastructure. In order to manage our operations and growth, we will need to continue to improve our operational and management controls, hiring process, reporting and information technology systems and financial internal control procedures. If we do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements or maintain high-quality product offerings, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our business exposes us to the risk of product liability claims that are inherent in the testing, manufacturing and marketing of medical devices. This risk exists even if a device is cleared or approved for commercial sale by the FDA or approved or certified in foreign jurisdictions and manufactured in facilities licensed and regulated by the FDA or an applicable foreign regulatory authority. Our products are designed to affect, and any future enhancements to our products will be designed to affect, important bodily functions and processes. Any side effects, manufacturing defects, misuse or abuse associated with our products could result in patient injury or death. The medical device industry has historically been subject to extensive litigation over product liability claims, and we may face product liability suits. We may be subject to product liability claims if our products cause, or merely appear to have caused, patient injury or death. In addition, an injury that is caused by the activities of our suppliers, such as those who provide us with components and raw materials, may be the basis for a claim against us. Product liability claims may be brought against us by patients, healthcare providers or others selling or otherwise coming into contact with our products, among others. If we cannot successfully defend ourselves against product liability claims, we will incur substantial liabilities and reputational harm. In addition, regardless of merit or eventual outcome, product liability claims may result in:

●	costs of litigation;
●	distraction of management’s attention from our primary business;
●	the inability to commercialize our products and develop enhancements to our products;
●	decreased demand for our products;
●	damage to our business reputation;
●	product recalls or withdrawals from the market;
●	withdrawal of clinical trial participants;
●	substantial monetary awards to patients or other claimants; or
●	loss of sales.

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

The trend toward health care cost containment through aggregating purchasing decisions and industry consolidation, along with the growth of managed care organizations, is placing increased emphasis on the delivery of more cost-effective medical therapies. For example:

●	There has been consolidation among health care facilities and purchasers of medical devices, particularly in the United States. One of the results of such consolidation is that group purchasing organizations (GPOs), integrated delivery networks and large single accounts use their market power to consolidate purchasing decisions, which intensifies competition to provide products and services to health care providers and other industry participants, resulting in greater pricing pressures and the exclusion of certain suppliers from important market segments. For example, some GPOs negotiate pricing for their member hospitals and require us to discount, or limit our ability to increase, prices for certain of our products.
●	Surgeons increasingly have moved from independent, outpatient practice settings toward employment by or affiliation with hospitals and other larger health care organizations, which aligns surgeons’ product choices with the institutional providers’ price sensitivities and adds to pricing pressures. Hospitals and health care facilities have introduced and may continue to introduce new pricing structures into their contracts to contain health care costs, including fixed price formulas and capitated and construct pricing.
●	Certain hospitals provide financial incentives to doctors for reducing hospital costs (known as gainsharing), rewarding physician efficiency (known as physician profiling) and encouraging partnerships with health care service and goods providers to reduce costs.
●	Existing and proposed laws, regulations and industry policies, in both domestic and international markets, regulate or seek to increase regulation of sales and marketing practices and the pricing and profitability of companies in the health care industry.

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

We are exposed to the risk that our employees and independent contractors, including independent sales representatives and any other consultants, any future commercial collaborators, and other vendors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or other unauthorized activities that violate: federal, state, local, or foreign laws and regulations, as well as the laws, regulations and rules of regulatory bodies such as the FDA; manufacturing standards; U.S. federal and state health care fraud and abuse, data privacy laws and other similar non-U.S. laws; or laws that require the true, complete and accurate reporting of financial information or data. It is not always possible to identify and deter misconduct by employees and other third-parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid and other U.S. or non U.S. health care programs, other sanctions, imprisonment, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Risks Related to Our Financial and Capital Requirements

Additional capital, if needed, may not be available on acceptable terms, if at all.

We may require additional capital to maintain and expand our operations. Our operations are capital-intensive and are expected to increase as we expand our sales force, research and development efforts and product offerings. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of our common stock, and our existing stockholders may experience dilution. Any debt financing secured by us in the future could require that a substantial portion of our operating cash flow be devoted to the payment of interest and principal on such indebtedness, which may decrease available funds for other business activities, and could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. Additionally, any future collaborations we enter into with third-parties may provide capital in the near term but limit our potential cash flow and revenue in the future. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third-parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to grow our business or respond to competitive pressures or unanticipated requirements, which could seriously harm our business.

The terms of our loan agreements require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

Under the terms of our credit agreements with Ares Capital and Zions Bancorporation discussed in more detail under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long-Term Obligations,” in Part II of this Annual Report on Form 10-K, we are subject to certain affirmative and negative covenants limiting our and our subsidiaries’ ability to incur certain additional indebtedness, create certain liens, liquidate or dissolve, amend organizational documents or certain other material contracts, enter into a change of control transaction and make certain distributions and investments without our lenders’ consent. Additionally, the Ares Credit Agreement requires that we maintain certain minimum revenue levels tested on a quarterly basis, for the preceding twelve-month period, commencing with the fiscal quarter ending December 31, 2023. Our lenders may also declare us in default for certain types of events such as non-payment of debts when due, inaccurate representations and warranties, failure to comply with covenants and obligations, or with terms of certain other material indebtedness, certain material judgments, bankruptcy and insolvency, impairment of liens, a change of control and/or a material adverse effect. Upon such events, our lenders could declare an event of default, which would give them the right to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, our lenders would have the right to proceed against the assets we provided as collateral under the loan agreements. For example, under our loan agreements, the lenders would have the right to enforce liens and security interests over substantially all of our assets (excluding intellectual property) in the event of certain specified defaults. If the debt under any of our loan agreements is accelerated, we may not have sufficient cash or be able to sell sufficient assets to repay our debts or may have to curtail our growth plans, which would harm our business and financial condition.

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

Subsequent to the issuance of both the Company's consolidated financial statements as of and for the year ended December 31, 2023 and the Company's unaudited interim condensed consolidated financial statements as of and for the fiscal quarter ended March 31, 2024, we identified certain errors and determined that our previously issued audited consolidated financial statements for fiscal year ended December 31, 2023, and quarterly unaudited financial information for the quarters ended March 31, 2023, June 30, 2023, September 30, 2023, and March 31, 2024 should be restated (the “Restatement”). The Restatement was the result of material weaknesses in our control over financial reporting as discussed in Part II, Item 9A of this Annual Report on Form 10-K. As a result of these errors and the Restatement, we are subject to additional risks and uncertainties, including unanticipated costs for accounting and legal fees and consulting expenses (some of which have already been incurred), litigation, governmental proceedings or investigations and loss of investor confidence or reputational harm to our business.

Further, we determined that the identified material weaknesses in the Company’s internal control over financial reporting caused our internal control over financial reporting to be ineffective as of December 31, 2023. We also determined that our disclosure controls and procedures were not effective as of December 31, 2023, March 31, 2024 and June 30, 2024 for the same reason. As of the date of this Annual Report on Form 10-K, the material weaknesses have not been remediated and additional material weaknesses have been identified. Management is actively engaged in the planning for, and implementation of, remediation efforts to address our material weaknesses but there can be no assurance those efforts will be successful. For further discussion of the material weaknesses identified and our remediation efforts, see Part II, Item 9A, Controls and Procedures.

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

Expedited, reliable shipping is essential to our operations. We rely heavily on providers of transport services for reliable and secure point-to-point transport of our products to our customers and for tracking these shipments. Should a carrier encounter delivery performance issues such as loss, damage or destruction of our products, it would be costly to replace our products in a timely manner, could cause surgeries using our products to be delayed or canceled and such occurrences may damage our reputation and lead to decreased demand for our products and increased cost and expense to our business. In addition, any significant increase in shipping rates could adversely affect our operating margins and results of operations. Similarly, strikes, severe weather, natural disasters or other service interruptions affecting delivery services we use would adversely affect our ability to process orders for our products on a timely basis.

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

Our revenue and profitability are directly dependent upon the sales and marketing efforts of our sales force. We utilize a sales force comprised primarily of independent sales representatives to sell our products to surgeons, hospitals, clinics, foot and ankle specialists and other end users and to assist us in promoting market acceptance of, and creating demand for, our products and procedures. As we increase our marketing efforts, we will need to retain, develop and grow the number of sales representatives that we employ. We have made and intend to continue making a significant investment in recruiting and training sales representatives and clinical representatives as we expand our business. There is significant competition for sales personnel experienced in relevant medical device sales. If we are unable to come to commercially reasonable terms with a sales representative or representatives, we may not generate the expected level of sales and may need to spend more of our capital resources to hire sales personnel as employees. Once hired, the training process can be lengthy because it requires significant education for new sales representatives and to achieve the level of clinical competency with our products expected by foot and ankle specialists. Upon completion of the training, our sales representatives typically require lead time in the field to grow their network of accounts and achieve the productivity levels we expect them to reach in any individual territory. Furthermore, the use of our products often requires or benefits from direct support from us, including through our sales representatives that provide assistance in the operating room.

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

We depend on third-party contract manufacturers and suppliers, some of which are single source, to produce and package all elements comprising our foot and ankle products, and if these suppliers and manufacturers fail to supply us, our products or their components or subcomponents in sufficient quantities or at all, it may have a material adverse effect on our business, financial condition, and results of operations.

We utilize qualified medical device contract manufacturers and suppliers, some of which are single sources, to produce and package all elements comprising our foot and ankle products. Our significant single source suppliers include Tech Metals (which supplies parts used in our Gorilla plating system), 3D Systems (which supplies parts used in our APEX 3D Total Ankle Replacement system), Seaway (which supplies parts for our drill guides), and Orchid (which supplies parts used in our Apex Talus Implants). While we estimate replacing these single source suppliers could take up to approximately six months, in some of these examples alternative second source suppliers may not be readily available. We seek to strategically maintain sufficient levels of inventory to help mitigate supply disruption, usually holding sufficient inventory to allow for manufacturing from 90 to 180 days following the loss of a supplier, to accommodate varying demand mix and to achieve more efficient volume-based pricing on our components; however, potential future inaccuracies in our estimates could result in insufficient inventory to meet demand or excess inventory and the risk of inventory obsolescence and expiration. Further, while we have entered into several supply agreements in an effort to reinforce our supply chain, there is no guarantee the counter-party suppliers will adhere to the terms of these agreements.

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

●	we may not be a major customer of many of our suppliers, and these suppliers may therefore give other customers’ needs higher priority than ours;
●	third-parties may threaten or enforce their intellectual property rights against our suppliers, which may cause disruptions or delays in shipment, or may force our suppliers to cease conducting business with us;
●	we may not be able to obtain an adequate supply of components in a timely manner or on commercially reasonable terms;
●	our suppliers, especially new suppliers, may make errors in manufacturing that could negatively affect the efficacy or safety of our products or cause delays in shipment;
●	we may have difficulty locating and qualifying alternative suppliers;
●	switching components or suppliers may require product redesign and possibly submission to FDA, notified bodies, or other foreign regulatory bodies, which could significantly impede or delay our commercial activities;
●	one or more of our single-source suppliers may be unwilling or unable to supply components of our products;
●	other customers may use fair or unfair negotiation tactics or pressures to impede our use of the suppliers;
●	the occurrence of a fire, natural disaster or other catastrophe, or the occurrence of geopolitical conflicts, as well as any sanctions or other actions resulting therefrom, impacting one or more of our suppliers may affect their ability to deliver products to us in a timely manner;
●	the occurrence of pandemics, epidemics and other public health emergencies may impact a manufacturing facility by limiting operating capacity or sideline critical employees involved in the manufacturing processes thereby affecting their ability to deliver products to us in a timely manner;
●	our suppliers may encounter financial or other business hardships unrelated to our demand, which could inhibit their ability to fulfill our orders and meet our requirements;
●	our suppliers may not maintain the confidentiality of our proprietary information; and
●	higher manufacturing and product costs than more vertically integrated companies.

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

Moreover, some third-parties are located in markets subject to political and social risk, corruption, infrastructure problems and natural disasters, in addition to country-specific privacy and data security risk given current legal and regulatory environments. Failure of third-parties to meet their contractual, regulatory, and other obligations may have a material adverse effect on our business, financial condition, and results of operations. Any of these matters could materially and adversely affect our business, financial condition, and results of operations.

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

We may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships with third-parties that may not result in the development of commercially viable products, product improvements or the generation of significant future revenues.

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

We may seek to grow our business through acquisitions or investments in new or complementary businesses, products or technologies, through the licensing of products or technologies from third-parties or other strategic alliances, and the failure to manage acquisitions, investments, licenses or other strategic alliances, or the failure to integrate them with our existing business, could have a material adverse effect on our operating results, dilute our stockholders’ ownership, increase our debt or cause us to incur significant expense.

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing clinician and patients’ needs, competitive technologies and market pressures. Accordingly, from time to time we may consider opportunities to acquire, make investments in or license other technologies, products and businesses that may enhance our capabilities, complement our existing products and technologies or expand the breadth of our markets or customer base. For example, in early 2022 we acquired Disior Oy. Our ability to realize the potential benefits of this acquisition and to integrate the acquired assets may not be successful or may not occur within our anticipated timeline. Potential and completed acquisitions, strategic investments, licenses and other alliances involve numerous risks, including:

●	difficulty assimilating or integrating acquired or licensed technologies, products, employees or business operations;
●	issues maintaining uniform standards, procedures, controls and policies;
●	unanticipated costs associated with acquisitions or strategic alliances, including the assumption of unknown or contingent liabilities and the incurrence of debt or future write-offs of intangible assets or goodwill;
●	diversion of management’s attention from our core business and disruption of ongoing operations;
●	adverse effects on existing business relationships with suppliers, sales representatives, health care facilities, foot and ankle specialists and other health care providers;
●	risks associated with entering new markets in which we have limited or no experience;
●	potential losses related to investments in other companies;
●	potential loss of key employees of acquired businesses;
●	unanticipated or undisclosed liabilities of any target; and
●	increased legal and accounting costs relating to the acquisitions or compliance with regulatory matters.

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

If we pursue any foreign acquisitions, they may involve unique risks in addition to those mentioned above, including those related to integration of operations across different cultures, languages and legal and regulatory environments, currency risks and the particular economic, political and regulatory risks associated with specific countries.

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

We believe that establishing and strengthening Paragon 28 and our various foot and ankle procedure brands, including Smart 28, is important to achieving widespread acceptance of our foot and ankle products and procedures, particularly because of the highly competitive nature of the market for similar products. We believe the quality and reliability of our products are critical to building physician support for our foot and ankle products and solutions in the United States and abroad, and any negative publicity regarding the quality or reliability of our products and procedures could significantly damage our reputation in the market. In the course of conducting our business, we must adequately address quality issues that may arise with our products, including defects in third-party components included in our products. Although we have established internal procedures designed to minimize risks that may arise from quality issues, we may not be able to eliminate or mitigate occurrences of these issues and associated liabilities. In addition, even in the absence of quality issues, we may be subject to claims and liability if the performance of our products does not meet the expectations of physicians or patients.

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

Also, since a number of our foot and ankle procedures and products are new, some foot and ankle specialists may be reluctant to change their surgical treatment practices for the following reasons, among others:

●	lack of experience with our products and procedures;
●	existing relationships with competitors and distributors that sell competitive products;
●	lack or perceived lack of evidence supporting additional patient benefits;
●	perceived liability risks generally associated with the use of new products and procedures;
●	less attractive availability of coverage and reimbursement by third-party payors compared to procedures using competitive products and other techniques;
●	costs associated with the purchase of new products and equipment; and
●	the time commitment that may be required for training.

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

Our success depends on the skills, experience and performance of the members of our executive management team including Albert DaCosta, our Co-Founder, Chairman, President and Chief Executive Officer, in particular. The individual and collective efforts of these executives will be important as we continue to commercialize our existing products, develop new products and technologies and expand our commercial activities. The loss or incapacity of existing members of our executive management team could have a material adverse effect on our business, financial condition and results of operations if we experience difficulties in hiring qualified successors. We do not maintain “key person” insurance for any of our executives or key employees. Additionally, the Merger may make it more difficult to attract and retain qualified employees due to the uncertainty about whether or when the transaction will close and the impact of the Merger on our employees.

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

As of December 31, 2024, our patent portfolio included 366 owned and issued patents and 32 in-licensed patents. Eighty-four of these patents are U.S. utility patents. As of December 31, 2024, we had 354 pending patent applications globally, including 84 in the United States. Outside of the United States we have patent applications pending in Europe, Australia, Canada, South Africa, Brazil, and Japan as well as through our PCT applications (which have been counted as pending U.S. patent applications). We cannot assure that our intellectual property position will not be challenged or that all patents for which we have applied will be granted. The validity and breadth of claims in patents involve complex legal and factual questions and, therefore, may be highly uncertain. Uncertainties and risks that we face include the following:

●	our pending or future patent applications may not result in the issuance of patents;
●	the scope of any existing or future patent protection may not exclude competitors or provide competitive advantages to us;
●	our patents may not be held valid or enforceable if subsequently challenged;
●	our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
●	we may not develop additional proprietary technologies that are patentable;
●	we cannot predict the scope of protection of any patent issuing based on our patent applications, including whether the patent applications that we own or in-license will result in issued patents with claims that cover our products or uses thereof in the United States or in other foreign countries;
●	the claims of any patent issuing based on our patent applications may not provide protection against competitors or any competitive advantages, or may be challenged by third-parties;
●	we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third-party may subsequently file a patent covering such intellectual property;
●	we may fail to adequately protect and police our trademarks and trade secrets;
●	other parties may claim that our products and designs infringe the proprietary rights of others—even if we are successful in defending our patents and proprietary rights, the cost of such litigation may adversely affect our business; and
●	other parties may develop similar products, duplicate our products, or design around our patents.

The patent prosecution process is expensive and time-consuming, and we and our licensors may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patents or patent applications at a reasonable cost or in a timely manner, or in all jurisdictions. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, any of these parties may inadvertently or intentionally breach such agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek and obtain patent protection. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions, and under the laws of certain jurisdictions, patents or other intellectual property rights may be unavailable or limited in scope. It is also possible that we will fail to identify patentable aspects of our developments before it is too late to obtain patent protection. In addition, our ability to obtain and maintain valid and enforceable patents depends in part on whether the differences between our inventions and the prior art allow our inventions to be patented over the prior art. Furthermore, the publication of discoveries in scientific literature often lags behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until eighteen months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to file for patent protection of such inventions. In addition, the laws of foreign jurisdictions may not protect our rights to the same extent as the laws of the United States. For example, certain countries outside of the United States do not allow patents for methods of treating the human body. This may preclude us from obtaining method patents outside of the United States having similar scope to those we have obtained or may obtain in the future in the United States. This includes certain key method patents covering our procedures and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain and enforce our patent rights and, more generally, could affect the value of our patents. Additionally, we cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or third-parties.

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

We cannot ensure that we do not infringe any patents or other proprietary rights held by third-parties. If our products were found to infringe any proprietary right of another party, we could be required to pay significant damages or license fees to such party and/or cease production, marketing and distribution of those products. Litigation may also be necessary to defend infringement claims of third-parties or to enforce patent rights we hold or to protect trade secrets or techniques we own. In addition, because patent applications can take many years to issue, and because publication schedules for pending applications vary by jurisdiction, there may be applications now pending of which we are unaware and which may result in issued patents which our current or future products infringe. Also, because the claims of published patent applications can change between publication and patent grant, there may be published patent applications that may ultimately issue with claims that we infringe.

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

Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from third-parties, and are therefore reliant on our licensors and may be reliant on future licensors or licensees, to protect certain intellectual property used in our business. If our licensors or future licensors or licensees fail to adequately protect this intellectual property, our ability to commercialize products could suffer. For example, we rely on a current licensor to maintain the patents and otherwise protect the intellectual property we license pursuant to a license agreement with such third-party. Such licensor may not successfully prosecute, maintain and protect such patents and intellectual property or may determine not to pursue litigation against third-parties that are infringing these rights, or may pursue litigation less aggressively than we would.

Some of our patents and patent applications may in the future be jointly owned with third-parties. If we are unable to obtain an exclusive license to any such third-party joint owners’ interest in such patents or patent applications, such co-owners may be able to license their rights to other third-parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such joint owners of our patents in order to enforce such patents against third-parties, and such cooperation may not be provided to us. Any of the foregoing could harm our business, financial condition and results of operations.

Obtaining and maintaining intellectual property protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental agencies, and our intellectual property protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuities fees and various other governmental fees on patents and/or patent applications are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent and/or patent application. The USPTO, the United States Copyright Office (USCO) and various foreign governmental agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the intellectual property application process. In addition, periodic maintenance fees, renewal fees, annuity fees and various other government fees on intellectual property registrations often must be paid to the USPTO, USCO and foreign agencies over the lifetime of the intellectual property registration and/or application and any intellectual property rights we may obtain in the future. While an unintentional lapse of an intellectual property registration or application by us or our patent maintenance vendors, can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the registration or application, resulting in partial or complete loss of intellectual property rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a registration or application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the intellectual property registrations and applications covering our products, we may not be able to stop a competitor from developing and marketing products that are the same as or similar to our products, which would have a material adverse effect on our business.

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

In addition, the agreements under which we license intellectual property or technology to or from third-parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected products.

Our business also would suffer if any future licensors fail to abide by the terms of the license, if the licensors fail to enforce licensed patents against infringing third-parties, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms. Moreover, our licensors may own or control intellectual property that has not been licensed to us, and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights.

We are dependent on patents and other intellectual property licensed from others and may become dependent on other patents or other intellectual property licensed from others in the future. If we lose our licenses for intellectual property that is important to our business, we may not be able to continue developing or selling our products.

We have obtained licenses that give us rights to third-party intellectual property, including patents and know-how, that is necessary or useful to our business. The license agreements covering our products impose various obligations on us, including the obligation to pay certain royalties on sales of certain of our products. One or more of our licensors may allege that we have breached our license agreement with them, and accordingly seek to terminate our license. As a result, we may not be able to market products that were covered by the license, which would result in the loss of significant rights, restrict our ability to commercialize certain of our products and could adversely affect our competitive business position and harm our business prospects. In addition, any claims brought against us by our licensors could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations.

Licensing of intellectual property involves complex legal, business and scientific issues and is complicated by the rapid pace of scientific discovery in our industry. Disputes may arise regarding intellectual property subject to a licensing agreement, including:

●	the scope of rights granted under license agreements and other interpretation-related issues;
●	the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to license agreements;
●	the sublicensing of patent and other rights under our collaborative development relationships;
●	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
●	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by any of our current or future our licensors and us and our partners; and
●	the priority of invention of patented technology.

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

The medical device industry is highly competitive and litigious with respect to patents, trademarks, trade secrets, and other intellectual property rights. Companies in the medical device industry have used intellectual property litigation to gain a competitive advantage. Our commercial success depends in part upon our ability and that of our contract manufacturers and suppliers to manufacture, market, and sell our products, and to use our proprietary technologies without infringing, misappropriating or otherwise violating the proprietary rights or intellectual property of third-parties. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our products and any future products and technology, whether or not we are actually infringing, misappropriating or otherwise violating the rights of third-parties.

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

If we are found to infringe a third-party’s intellectual property rights, we could be required to obtain a license from such third-party to continue selling, developing and marketing our products and techniques. However, we may not be able to obtain any required license on commercially reasonable terms or at all. The acquisition or licensing of third-party intellectual property rights is a competitive area, and our competitors may pursue strategies to acquire or license third-party intellectual property rights that we may consider attractive or necessary. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant products or redesign those products that contain the allegedly infringing intellectual property, which could harm our business, financial condition and results of operations. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third-parties could have a similar negative impact on our business. Intellectual property litigation may lead to unfavorable publicity that harms our reputation and causes the market price of our common shares to decline.

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

Our competitors, many of which have made substantial investments in patent portfolios, trade secrets, trademarks and competing technologies, may have applied for or obtained, or may in the future apply for or obtain, patents or trademarks that may prevent, limit or otherwise interfere with our ability to make, use, sell and/or export our products or to use our technologies or product names. Moreover, individuals and groups that are non-practicing entities, commonly referred to as “patent trolls,” purchase patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements. From time to time, we may receive threatening letters, notices or “invitations to license,” or may be the subject of claims that our products and business operations infringe or violate the intellectual property rights of others. The defense of these matters can be time consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand and cause us to incur significant expenses or make substantial payments. Further, the outcome of litigation is uncertain and such litigation could result in us being forced to stop making, selling or using products or technologies that allegedly infringe the asserted intellectual property; pay substantial damages or royalties to the party whose intellectual property rights we may be found to be infringing; redesign those products that contain the allegedly infringing intellectual property, which could be costly, disruptive, or infeasible; and/or attempt to obtain a license to the relevant intellectual property from third-parties, which may not be available on reasonable terms, or at all, or, from third-parties. In addition, third-parties may assert infringement claims against our customers. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers or indemnify our customers for any costs associated with their own initiation or defense of infringement claims, regardless of the merits of these claims. If any of these claims succeed or settle, we may be forced to pay damages or settlement payments on behalf of our customers or may be required to obtain licenses for the products they use. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using our products.

If we fail to execute invention assignment agreements with our employees and contractors involved in the development of intellectual property or are unable to protect the confidentiality of our trade secrets, the value of our products and our business and competitive position could be harmed.

In addition to patent protection, we also rely on the protection of trademarks, copyrights, trade secrets, unpatented know-how, technology and other confidential and proprietary information to maintain our competitive position. We generally enter into confidentiality and invention assignment agreements with our employees, consultants and third-parties upon their commencement of a relationship with us. However, we may not enter into such agreements with all employees, consultants and third-parties who have been involved in the development of our intellectual property. In addition, these agreements may not provide meaningful protection against the unauthorized use or disclosure of our trade secrets or other confidential information, and adequate remedies may not exist if unauthorized use or disclosure were to occur. Any disclosure, either intentional or unintentional, by our employees, the employees of third-parties with whom we share our facilities or third-party consultants and vendors that we engage, or misappropriation by third-parties (such as through a cybersecurity breach) of our trade secrets and other proprietary information would impair our competitive advantages and could have a material adverse effect on our business, financial condition and results of operations. In particular, a failure to protect our proprietary rights may allow competitors to copy our products and procedures, which could adversely affect our pricing and market share. Further, other parties may independently develop substantially equivalent know-how and technology.

In addition to contractual measures, we try to protect the confidential nature of our proprietary information using commonly accepted physical and technological security measures. Such measures may not, for example, in the case of misappropriation of a trade secret by an employee or third-party with authorized access, provide adequate protection for our proprietary information. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our products that we consider proprietary. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time-consuming, and the outcome is unpredictable. Even though we use commonly accepted security measures, trade secret violations are often a matter of state law, and the criteria for protection of trade secrets can vary among different jurisdictions. In addition, trade secrets may be independently developed by others in a manner that could prevent legal recourse by us. While we have agreements with our employees, consultants and third- parties that obligate them to assign their inventions to us, these agreements may not be self-executing, not all employees or consultants may enter into such agreements, or employees or consultants may breach or violate the terms of these agreements, and we may not have adequate remedies for any such breach or violation. If any of our intellectual property or confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest and our competitive position may be harmed.

We rely on our trademarks, trade names and brand names to distinguish our products from the products of our competitors and have registered or applied to register many of these trademarks. We cannot guarantee that our trademark applications will be approved. During trademark registration proceedings, we may receive rejections of our applications by the USPTO or in other foreign jurisdictions. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, third-parties may also oppose our trademark applications or otherwise challenge our use of the trademarks. Our registered and unregistered trademarks, trade names, and brand names may be challenged, infringed, circumvented, declared generic or determined to be violating or infringing on other marks. We may not be able to protect our rights to these trademarks, trade names, and brand names which we rely upon to build name recognition among potential partners and customers in our markets of interest. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. Further, there can be no assurance that competitors will not infringe our trademarks or that we will have adequate resources to enforce our trademarks. We may also license our trademarks and trade names to third-parties, such as distributors. Though these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and tradenames by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names.

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

Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third-party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. In addition, future actions by the U.S. Congress, the federal courts and the USPTO could cause the laws and regulations governing patents to change in unpredictable ways. Any of the foregoing could harm our business, financial condition and results of operations.

We have limited foreign intellectual property rights and may be unable to enforce our intellectual property rights throughout the world.

We have limited intellectual property rights outside the United States. Filing, prosecuting and defending patents or trademarks on our products and any future products in all countries throughout the world would be prohibitively expensive, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Consequently, we may not be able to prevent third-parties from practicing our inventions or utilizing our trademarks in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and any future products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing in these jurisdictions.

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. This could make it difficult for us to stop infringement of our foreign patents, if obtained, or the misappropriation of our other intellectual property rights. For example, some foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third-parties. In addition, some countries limit the enforceability of patents against third-parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries.

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

We are and in the future may be subject to claims that we or our employees have misappropriated the intellectual property of a third-party, including trade secrets or know-how, or are in breach of non-competition or non-solicitation agreements with our competitors and third-parties may claim an ownership interest in intellectual property that we regard as our own.

We could in the future be subject to claims that we or our employees have inadvertently or otherwise used or disclosed alleged trade secrets or other confidential information of former employers or competitors. Many of our employees and consultants were previously employed at or engaged by other medical device companies, including our competitors or potential competitors. Some of these employees, consultants and contractors may have executed proprietary rights, non-disclosure and non-competition agreements in connection with such previous employment. Although we try to ensure that our employees and consultants do not use the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may be subject to claims that we or these individuals have, inadvertently or otherwise, misappropriated the intellectual property or disclosed the alleged trade secrets or other proprietary information, of these former employers, competitors or other third-parties. Additionally, we may be subject to claims that former employees, collaborators or other third-parties have an ownership interest in or inventorship of intellectual property we regard as our own, for example, based on claims that our agreements with employees or consultants obligating them to assign intellectual property to us are ineffective or in conflict with prior or competing contractual obligations to assign inventions to another employer, to a former employer, or to another person or entity. The failure to name the proper inventors on a patent application can result in the patents issuing thereon being unenforceable. Inventorship disputes may arise from conflicting views regarding the contributions of different individuals named as inventors, the effects of foreign laws where foreign nationals are involved in the development of the subject matter of the patent, conflicting obligations of third-parties involved in developing our product candidates or as a result of questions regarding co-ownership of potential joint inventions. Litigation may be necessary to defend against and resolve claims, and it may be necessary or we may desire to enter into a license to settle any such claim; however, there can be no assurance that we would be able to obtain a license on commercially reasonable terms, if at all. If our defense to those claims fails, in addition to paying monetary damages or a settlement payment, a court could prohibit us from using technologies, features or other intellectual property that are essential to our products, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. An inability to incorporate technologies, features or other intellectual property that are important or essential to our products could have a material adverse effect on our business and competitive position and may prevent us from selling our products. In addition, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management. Any litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our products, which could materially and adversely affect our business, financial condition, operating results, cash flows and prospects.

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third-parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

Our failure to comply with applicable regulatory requirements could result in:

●	adverse publicity, warning letters, untitled letters, or “it has come to our attention” letters from the FDA, or similar letters from foreign regulatory authorities alleging noncompliance;
●	fines, penalties, injunctions, or consent decrees;
●	operating restrictions, partial suspension or total shutdown of production;
●	denial of requests for regulatory clearance, approval or certification of new products, new intended uses or modifications to existing products;
●	repair, replacement, refunds, recalls, or seizures of our products; or
●	withdrawal or suspension of regulatory clearance, approval or certification that have already been granted and/or obtained.

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

Our relationships with customers, physicians and third-party payors are subject to federal, state, and foreign health care fraud and abuse laws, false claims laws, transparency laws with respect to payments and other transfers of value made to physicians and other licensed health care professionals, and other health care laws and regulations. In particular, the promotion, sales and marketing of health care items and services is subject to extensive laws and regulations designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive and other business arrangements. The U.S. health care laws and regulations that may affect our ability to operate include, but are not limited to:

●	the federal Anti-Kickback Statute, which prohibits, among other things, any person or entity from knowingly and willfully, offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, the purchasing, leasing, ordering or arranging for the purchase, lease, or order of any item or service reimbursable under Medicare, Medicaid or other federal health care programs. The term “remuneration” has been broadly interpreted to include anything of value. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that may be alleged to be intended to induce the purchases or recommendations include any payments of more than fair market value and may be subject to scrutiny if they do not qualify for an exception or safe harbor. In addition, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation;
●	federal civil and criminal false claims laws, including the federal civil False Claims Act, and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid or other federal government programs that are false or fraudulent or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government, including federal health care programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act;
●	the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) which created new federal civil and criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any health care benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any health care benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by any trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statements in connection with the delivery of, or payment for, health care benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
●	the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse midwives) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

●	state and foreign equivalents of each of the health care laws described above, among others, some of which may be broader in scope including, without limitation, state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving health care items or services reimbursed by non-governmental third-party payors, including private insurers, or that apply regardless of payor; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other health care providers, marketing expenditures; and state and local laws requiring the registration of device sales and medical representatives. Greater scrutiny of marketing practices in the medical device industry has resulted in numerous government investigations by various government authorities, and this industry-wide enforcement activity is expected to continue. The shifting regulatory environment, along with the requirement to comply with multiple jurisdictions with different and difficult compliance and reporting requirements, increases the possibility that we may run afoul of one or more laws. The costs to comply with these regulatory requirements are becoming more expensive and will also impact our profitability.

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

●	our inability to demonstrate to the satisfaction of the FDA or the applicable regulatory entity or Notified Body that our products are safe or effective for their intended uses;
●	the disagreement of the FDA or the applicable foreign regulatory body with the design or implementation of our clinical trials or clinical studies or the interpretation of data from pre-clinical studies, clinical trials or clinical studies;
●	serious and unexpected adverse device effects experienced by participants in our clinical trials or clinical studies;
●	our inability to demonstrate that the clinical and other benefits of the device outweigh the risks;
●	the manufacturing process or facilities we use may not meet applicable requirements; and
●	the potential for approval or certification policies or regulations of the FDA or applicable foreign regulatory bodies to change significantly in a manner rendering our clinical data or regulatory filings insufficient for clearance, approval or certification.

Until May 25, 2021, medical devices were regulated by the Council Directive 93/42/EEC (EU Medical Devices Directive) which has been repealed and replaced by Regulation (EU) No 2017/745 (EU Medical Devices Regulation) which became effective on May 26, 2021. Our current certificates have been granted and renewed under the EU Medical Devices Directive. Devices lawfully placed on the market pursuant to the EU Medical Devices Directive prior to May 26, 2021, may generally continue to be made available on the market or put into service until May 26, 2025, provided that the requirements of the transitional provisions are fulfilled. In particular, no significant change must be made to the device in question. However, as of May 26, 2021, we must comply with the EU Medical Devices Regulation requirements applying in place of the corresponding requirements of the EU Medical Devices Directive with regard to registration of economic operators and of devices, post-market surveillance, market surveillance and vigilance requirements.

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

The rules applicable in Great Britain differ from the EEA as a result of Brexit. On June 26, 2022, the Medicines and Healthcare Products Regulatory Agency (MHRA) published its response to a 10-week consultation on the future regulation of medical devices in the United Kingdom (UK). The MHRA proposes amendments to the UK Medical Devices Regulations 2002 (which are based on EU legislation, primarily the EU Medical Devices Directive), in particular to create new access pathways to support innovation, create an innovative framework for regulating software and artificial intelligence as medical devices, reform in vitro diagnostic regulation, and foster sustainability through the reuse and remanufacture of medical devices. The MHRA has stated that it remains its intention to implement the proposals from such consultation through secondary legislation. In addition, on November 14, 2024, the MHRA launched a new consultation on proposals to update the regulatory framework for medical devices in Great Britain, covering four topics, namely (1) a new international reliance scheme to enable swifter market access for certain devices that have already been approved in a comparable regulator country; (2) the new UK Conformity Assessed (UKCA) mark and, in particular, proposals to remove the requirement to place such UKCA marking on devices; (3) conformity assessment procedures for in vitro diagnostic devices; and (4) maintaining in UK law certain pieces of “assimilated” EU law which are due to sunset in 2025. The MHRA consultation was opened until January 5, 2025 and it is expected that secondary legislation implementing the proposals would be introduced in 2025. The divergence of the new UK rules from EU law could adversely affect or delay our ability to obtain approval for our products in the UK, which could adversely affect our ability to grow our business.

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

In addition, regulatory authorities’ policies with respect to human tissues or cells may change and additional government regulations may be enacted. For instance, the regulatory landscape related to human tissues and cells in the EU is evolving. In May 2024, the proposal for a regulation governing substances of human origin was adopted by the EU institutions.  The Regulation will apply as from August 7, 2027, with an extra year for certain provisions. Such regulatory changes may have adverse consequences for us and make it more difficult or expensive for us to conduct our business in the EEA.

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

In the EU, devices lawfully placed on the market pursuant to the EU Medical Devices Directive prior to May 26, 2021, may generally continue to be made available on the market or put into service until May 26, 2025, provided that the requirements of the transitional provisions are fulfilled. In particular, no substantial change must be made to the device as such a modification would trigger the obligation to obtain a new certification under the EU Medical Devices Regulation and therefore to have a notified body conducting a new conformity assessment of the devices. Once our devices will be certified under the EU Medical Devices Regulation, we must inform the notified body that carried out the conformity assessment of the medical devices that we market or sell in the EU and EEA of any planned substantial changes to our quality system or substantial changes to our medical devices that could affect compliance with the General safety and performance requirements laid down in Annex I to the EU Medical Devices Regulation or cause a substantial change to the intended use for which the device has been CE marked. The notified body will then assess the planned changes and verify whether they affect the products’ ongoing conformity with the EU Medical Devices Regulation. If the assessment is favorable, the notified body will issue a new CE certificate of conformity or an addendum to the existing certificate attesting compliance with the general safety and performance requirements and quality system requirements laid down in the Annexes to the EU Medical Devices Regulation. The notified body may disagree with our proposed changes and product introductions or modifications could be delayed or canceled, which could adversely affect our ability to grow our business.

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

The regulations to which we are subject are complex and have become more stringent over time. Regulatory changes could result in restrictions on our ability to continue or expand our operations, higher than anticipated costs, or lower than anticipated sales. Plus, regulations, such as the FDA and other state and foreign regulatory authorities, have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, state or foreign regulatory authorities, which may include any of the following sanctions:

●	untitled letters or warning letters;
●	fines, injunctions, consent decrees and civil penalties;
●	recalls, termination of distribution, administrative detention or seizure of our products;
●	customer notifications or repair, replacement or refunds;
●	operating restrictions or partial suspension or total shutdown of production;
●	delays in or refusal to grant our requests for future clearances or approvals or foreign marketing authorizations or certifications of new products, new intended uses or modifications to existing products;
●	withdrawals or suspensions of our current 510(k) clearances or HDE approval or certifications, resulting in prohibitions on sales of our products;
●	FDA refusal to issue certificates to foreign governments needed to export products for sale in other countries; and
●	criminal prosecution.

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

In the EU, similar developments may affect our ability to profitably commercialize our products, if certified. In December 2021, Regulation No 2021/2282 on Health Technology Assessment (HTA) amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it only applies since January 2025, with preparatory and implementation-related steps to take place in the interim. The Regulation has a phased implementation depending on the concerned products. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including certain high-risk medical devices, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. The Regulation will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

If a prolonged government shutdown occurs, or if global health concerns prevent the FDA, other regulatory authorities or notified bodies from conducting their regular inspections, audits, reviews, or other regulatory activities, it could significantly impact the ability of the FDA, other regulatory authorities and notified bodies to timely review and process our regulatory submissions, which could have a material adverse effect on business.

In the EU, notified bodies must be officially designated to certify products and services in accordance with the EU Medical Devices Regulation. Their designation process, which is significantly stricter under the new Regulation, has experienced considerable delays due to the COVID-19 pandemic. Despite a recent increase in designations, the current number of notified bodies designated under the new Regulation remains significantly lower than the number of notified bodies designated under the previous regime. The current designated notified bodies are therefore facing a backlog of requests as a consequence of which review times have lengthened. This situation may impact the way we are conducting our business in the EU and the EEA and the ability of our notified body to timely review and process our regulatory submissions and perform its audits.

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

If the third-parties on which we rely to conduct our clinical studies and to assist us with pre-clinical development do not perform as required or expected, we may not be able to obtain regulatory clearance, approval or certification for or commercialize our products.

We may not have the ability to independently conduct our pre-clinical and clinical studies for our future products and we may need to rely on third-parties, such as CROs, medical institutions, collaborators, clinical investigators and contract laboratories to conduct such trials. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third-parties does not relieve us of our regulatory responsibilities. We and these third-parties are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for products in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of study sponsors, principal investigators and study sites.

If we or any of these third-parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical studies may be deemed unreliable and the FDA or comparable foreign regulatory authorities or other bodies may require us to perform additional clinical studies before clearing or approving our marketing applications or certifying our products. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our future clinical studies or clinical trials comply with the GCP regulations. To the extent our collaborators or the CROs fail to enroll participants for our clinical studies, fail to conduct the study to GCP standards or are delayed for a significant time in the execution of trials, including achieving full enrollment, including on account of the outbreak of infectious disease, or otherwise, we may be affected by increased costs, program delays or both, any resulting data may be unreliable or unusable for regulatory purposes, and we may be subject to enforcement action.

If these third-parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if these third-parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our pre-clinical development activities or clinical studies may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval or certification for, or successfully commercialize, our products on a timely basis, if at all, and our business, operating results and prospects may be adversely affected.

Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations and financial condition.

In the course of our operations, we may collect, use, store, disclose, transfer and otherwise process an increasing volume of personal information, including from our employees and third-parties with whom we conduct business. We and our partners may be subject to federal, state and foreign data protection laws and regulations (i.e., laws and regulations that address data privacy and security). In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy laws and consumer protection laws and regulations (e.g., Section 5 of the FTC Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our partners. We may also be subject to U.S. federal rules, regulations and guidance concerning data security for medical devices, including guidance from the FDA. In addition, we may obtain health information from third-parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended. Depending on the facts and circumstances, we could be subject to significant penalties if we obtain, use or disclose individually identifiable health information maintained by a HIPAA-covered entity or business associate in a manner that is not authorized or permitted by HIPAA. The regulatory framework for data privacy and security worldwide is continuously evolving and developing and, as a result, interpretation and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future.

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

Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators or other third-parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation and adversely affect our business and results of operations. In addition, if our practices are not consistent, or viewed as not consistent, with legal and regulatory requirements, including changes in laws, regulations and standards or new interpretations or applications of existing laws, regulations and standards, we may also become subject to audits, inquiries, whistleblower complaints, adverse media coverage, investigations, criminal or civil sanctions, all of which may harm our business, financial condition and results of operations.

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

The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control or are related in complex ways, including:

●	our failure to complete, delays in completing, or other developments related to the pending Merger;
●	changes in analysts’ estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ estimates;
●	delays or setbacks in the ongoing commercialization of our foot and ankle products and procedures;
●	the success of existing or new competitive products or technologies;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the commencement of litigation;
●	actual or anticipated changes in estimates as to financial condition and results of operations;
●	announcement or expectation of additional financing efforts;
●	announcements by us or our competitors of significant business developments, acquisitions, new offerings, licenses, strategic partnerships, joint ventures or capital commitments;
●	the impact pandemics, epidemics, endemics and other public health emergencies on the performance of elective procedures;
●	the impact of political instability, natural disasters, events of terrorism and or war, such as the war between Ukraine and Russia, and the corresponding tensions created from such conflict between Russia, the United States and countries in Europe as well as other countries such as China, and the conflict in the Middle East, (including recent attacks on merchant ships in the Red Sea);
●	sales of our common stock by us, our insiders or other stockholders;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	various macroeconomic events, including changes in inflation, interest rates and overall economic conditions and uncertainties;
●	changes in the structure of health care payment systems;
●	market conditions in the medical device sectors;
●	changes in the anticipated future size and growth rate of our market;
●	the seasonality of our business;
●	an increase in the rate of returns of our products or an increase in warranty claims;
●	general economic, industry and market conditions, including economic recessions or slowdowns; and
●	the other factors described in this “Risk Factors” section.

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

We have provided public guidance on our expected operating and financial results for future periods. Such guidance will be comprised of forward-looking statements subject to the risks and uncertainties described in this Annual Report and in our other public filings and public statements. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty. If, in the future, our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our common stock may decline. Even if we do issue public guidance, there can be no assurance that we will continue to do so in the future.

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, investors’ views of us and, as a result, the value of our common stock.

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

As discussed in Part II, Item 9A of this Annual Report on Form 10-K, Management identified material weaknesses in our internal controls over financial reporting. We cannot assure you that the measures we have taken to date, and actions we may take in the future, will prevent or avoid any potential future material weaknesses.

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

As of December 31, 2024, our directors, officers, and certain of their respective affiliates owned a substantial portion of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

Our amended and restated certificate of incorporation, as amended (the “Certificate of Incorporation”) and second amended and restated bylaws contain provisions that might enable our management to resist a takeover. These provisions include:

●	a classified board of directors, until the 2028 annual meeting of the stockholders;
●	advance notice requirements applicable to stockholders for matters to be brought before a meeting of stockholders and requirements as to the form and content of a stockholders’ notice;
●	a supermajority stockholder vote requirement for amending certain provisions of our Certificate of Incorporation and second amended and restated bylaws until the 2028 annual meeting of the stockholders and then a simple majority vote thereafter;
●	the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer;
●	allowing a supermajority of stockholders to remove directors only for cause until the 2028 annual meeting of the stockholders and then a simple majority vote thereafter;
●	a requirement that the authorized number of directors may be changed only by resolution of the board of directors;
●	allowing all vacancies, including newly created directorships, to be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum, except as otherwise required by law;
●	eliminate cumulative voting in elections of directors;
●	a requirement that our stockholders may only take action at annual or special meetings of our stockholders and not by written consent;

●	limiting the forum to Delaware for certain litigation against us; and
●	limiting the persons that can call special meetings of our stockholders to our board of directors, the chairperson of our board of directors, the chief executive officer or the president, in the absence of a chief executive officer.

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

In addition, as permitted by Section 145 of the DGCL, our amended and restated bylaws and our indemnification agreements that we have entered into with our directors and officers provide that:

●	We will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful.
●	We may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law.
●	We are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification.
●	We will not be obligated pursuant to our amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification.
●	The rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons.
●	We may not retroactively amend our amended and restated bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.

Our Certificate of Incorporation and second amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ abilities to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our Certificate of Incorporation and second amended and restated bylaws provide that the Court of Chancery of the State of Delaware (or, in the event that the Court of Chancery does not have jurisdiction, the federal district court for the

District of Delaware or other state courts of the State of Delaware) is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of fiduciary duty, any action asserting a claim against us arising pursuant to the DGCL, our Certificate of Incorporation or our second amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine; provided that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware. Our Certificate of Incorporation and second amended and restated bylaws also provide that the federal district courts of the United States of America are the exclusive forum for the resolution of any complaint asserting a cause of action against any defendant arising under the Securities Act. Such provisions are intended to benefit and may be enforced by us, our officers and directors, employees and agents, including the underwriters and any other professional or entity who has prepared or certified any of this Annual Report. The choice of forum provisions do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

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

Our results of operations could be adversely affected by global or regional economic, political and health conditions. A global financial crisis or global or regional political and economic instability (including changes in inflation, interest rates and overall economic conditions and uncertainties), tariffs, wars, terrorism, civil unrest, pandemics, epidemics, endemics and other public health emergencies, and other unexpected events, such as supply chain constraints or disruptions, could cause extreme volatility, increase our costs and disrupt our business. Business disruptions could include, among others, disruptions to our commercial activities, including due to supply chain or distribution constraints or challenges, clinical enrollment, clinical site availability, patient accessibility and conduct of our clinical trials, as well as temporary closures of our facilities and the facilities of suppliers or contract manufacturers in our supply chain. For example, these macroeconomic factors could affect the ability of our current or potential future manufacturers, sole source or single source suppliers, licensors or licensees to remain in business, or otherwise manufacture or supply components, materials or services relevant to our products. Any failure by any of them to remain in business could affect our ability to manufacture products or meet demand for our products. In addition, if inflation or other factors were to significantly increase our business costs, we may be unable to pass through price increases to our customers. Interest rates and the ability to access credit markets could also adversely affect the ability of our customers to purchase our products.

The imposition of tariffs and other orders or restrictions impacting trade could adversely impact our business, including by increasing or otherwise impacting the costs and expenses we incur in connection with our operations and supply chain, and by potentially increasing the price of our products to purchasers of our approved products. The actual impacts of any tariffs and other orders or restrictions are subject to a number of factors including the effective date and duration of such tariffs, orders and restrictions, the amount, scope and nature of such inputs, any countermeasures that the target countries may take and any mitigating actions that may become available.

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

Our long-term strategy is to increase our international presence. This strategy may include establishing and maintaining physician outreach and education capabilities outside of the United States and expanding our relationships with international payers. Doing business internationally involves a number of risks, including:

●	difficulties in staffing and managing our international operations;
●	increased competition as a result of more products and procedures receiving regulatory approval or otherwise free to market in international markets;
●	export restrictions, trade regulations and foreign tax laws;
●	fluctuations in currency exchange rates;
●	new or increased tariffs and other changes in U.S. trade policy could trigger retaliatory actions, including increased tariffs, by affected countries;
●	difficulties in developing effective marketing campaigns in unfamiliar foreign countries;
●	multiple, conflicting and changing laws and regulations such as tax laws, privacy laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;
●	reduced or varied protection for intellectual property rights in some countries;
●	obtaining foreign certification and regulatory clearance where required in various countries;
●	requirements to maintain data and the processing of that data on servers located within such countries;
●	complexities associated with managing multiple payer reimbursement regimes, government payers or patient self-pay systems;
●	customs clearance and shipping delays;
●	limits on our ability to penetrate international markets if there is a preference for locally produced products or if we are required to manufacture our products locally;
●	financial risks, such as longer payment cycles, difficulty collecting accounts receivable, foreign tax laws and complexities of foreign value-added tax systems, the effect of local and regional financial pressures on demand and payment for our products and exposure to foreign currency exchange rate fluctuations;

●	restrictions on the site-of-service for use of our products and the economics related thereto for physicians, providers and payers;
●	natural disasters, political and economic instability, including wars such as the war between Ukraine and Russia as well as any sanctions or other actions resulting therefrom, terrorism, political unrest, outbreak of disease, boycotts, curtailment of trade and other market restrictions; and
●	regulatory and compliance risks that relate to maintaining accurate information and control over activities subject to regulation under the United States Foreign Corrupt Practices Act of 1977, or FCPA, U.K. Bribery Act of 2010 and comparable laws and regulations in other countries.

Any of these factors could significantly harm our future international expansion and operations and, consequently, have a material adverse effect on our business, financial condition and results of operations.

Our business could be negatively impacted by corporate citizenship and ESG matters and/or our reporting of such matters.

Institutional, individual, and other investors, proxy advisory services, regulatory authorities, consumers and other stakeholders are increasingly focused on environmental, social and governance (ESG) practices of companies. As we look to respond to evolving standards for identifying, measuring, and reporting ESG metrics, our efforts may result in a significant increase in costs and may nevertheless not meet investor or other stakeholder expectations and evolving standards or regulatory requirements, which may negatively impact our financial results, our reputation, our ability to attract or retain employees, our attractiveness as a service provider, investment, or business partner, or expose us to government enforcement actions, private litigation, and actions by stockholders or stakeholders.

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

Our cybersecurity risk management program includes:

●	Risk Assessment: Regular assessments identify and prioritize technical risks to critical assets through threat identification and vulnerability assessments.
●	Risk Identification and Analysis: Prioritization of risks is based on standardized scoring frameworks, focusing resources on addressing the most significant threats.
●	Risk Mitigation and Management: A range of controls and measures are implemented to mitigate identified risks, incorporating technical and procedural safeguards.
●	Monitoring and Detection: Continuous monitoring systems are deployed to detect potential security incidents in real-time, ensuring a 24x7x365 capability to respond and mitigate.
●	Cybersecurity Training and Awareness: New hire, annual, and ongoing security awareness training is given to all employees.
●	Incident Response: A cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents.
●	Continuous Improvement: Commitment to continuous improvement is reflected in regular reviews, updates of risk assessments, and simulated cyberattacks to identify and remediate risks from existing and emerging threats.

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

Item 2. Properties.

Our corporate headquarters are located in Englewood, Colorado, where we own and occupy approximately 105,000 square feet of office space. We also maintain offices domestically in Michigan and internationally in Ireland, South Africa, Australia, Finland, Germany, and the U.K. We believe that our existing facilities are sufficient for our near-term needs.

Item 3. Legal Proceedings

The Company may in the ordinary course of business face various claims brought by third-parties and the Company may, from time to time, make claims or take legal actions to assert its rights, including intellectual property rights as well as claims relating to employment matters and the safety or efficacy of its products. Any of these claims could cause the Company to incur substantial costs and, while the Company generally believes that it has adequate insurance to cover many different types of liabilities, its insurance carriers may deny coverage, may be inadequately capitalized to pay on valid claims, or the Company’s policy limits may be inadequate to fully satisfy any associated costs, damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on the Company’s operations, cash flows and financial position. Additionally, any such claims, whether or not successful, could damage the Company’s reputation and business.

Class Action Litigation

On September 30, 2024, and October 18, 2024, respectively, two putative class action complaints were filed in the U.S. District Court for the District of Colorado. These complaints allege that the Company and certain current and former officers violated federal securities laws. The cases are captioned Ellington v. Paragon 28, Inc., et al., and Tiedt v. Paragon 28, Inc., et al., and a lead plaintiff has not yet been appointed. We believe the allegations in the complaint are without merit and intend to vigorously defend the litigation.

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

Stock Performance Graph

The following graph compares the cumulative total stockholder return of an investment in (1) our common stock, (2)  the cumulative total returns to the Russell 2000 index, and (3) the cumulative total returns to the S&P 500 Health Care index, for the period from October 15, 2021 (the date our common stock began trading) through December 31, 2024. The graph assumes an initial investment of $100 and that all dividends were reinvested. Such returns are based on historical results and are not indicative of future financial performance.

COMPARISON OF 39 MONTH CUMULATIVE TOTAL RETURN*

Among Paragon 28, Inc., the Russell 2000 Index
and the S&P 500 Health Care Index

$140
$120
$100
$80
$60
$40
$20
$0
10/15/21
12/21
3/22
6/22
9/22
12/22
3/23
6/23
9/23
12/23
3/24
6/24
9/24
12/24
Paragon 28, Inc.
Russell 2000
S&P 500 Health Care

*$100 invested on 10/15/21 in stock or 9/30/21 in index, including reinvestment of dividends.
Fiscal year ending December 31.

	10/15/21	12/21	3/22	6/22	9/22	12/22	3/23	6/23	9/23	12/23	3/24	6/24	9/24	12/24
Paragon 28, Inc.	100.00	94.55	89.47	84.82	95.24	102.14	91.23	94.82	67.08	66.44	66.01	36.56	35.70	55.21
Russell 2000	100.00	102.14	94.45	78.21	76.50	81.27	83.49	87.84	83.33	95.03	99.95	96.67	105.64	105.99
S&P 500 Health Care	100.00	111.17	108.31	101.91	96.63	109.00	104.31	107.39	104.54	111.24	121.09	119.93	127.21	114.11

Stockholders

As of March 3, 2025, there were 71 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Issuer Purchases of Equity Securities

None

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” within this Annual Report on Form 10-K.

Executive Level Overview

During the year ended December 31, 2024, our sales increased as a result of increased surgical volume driven primarily by U.S sales force expansion, growth in focused international markets and key product launches in the fracture fixation, forefoot, and ankle segments. As a result, we reported net revenue growth of 18% during the year ended December 31, 2024, as compared to the corresponding prior year period.

Our gross profit margin was 74.7% for the year ended December 31, 2024, compared to 76.0% during the year ended December 31, 2023, representing decreases from the corresponding prior year periods driven primarily by higher non-cash charges for excess and obsolete and other inventory adjustments, partially offset by lower freight expense, as a percent of revenue.

Adjusted EBITDA was negative $8.0 million and negative $18.1 million for the years ended December 31, 2024 and 2023, respectively. The improvement in Adjusted EBITDA for the year ended December 31, 2024 is primarily attributable to an increase in gross profit from higher revenue, partially offset by an increase in operating expenses. Adjusted EBITDA is not a financial measure under U.S. generally accepted accounting principles (“GAAP”). See “Non-GAAP Financial Measures” for an explanation of how we compute this non-GAAP financial measure and for the reconciliation to the most directly comparable GAAP financial measure.

Pending Merger with Zimmer, Inc.

On January 28, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Zimmer, Inc. (“Zimmer”), a Delaware corporation and wholly owned subsidiary of Zimmer Biomet Holdings, Inc. (“Zimmer Biomet”), Gazelle Merger Sub I, Inc. (“Merger Sub”), a Delaware corporation and wholly owned subsidiary of Zimmer, and, for certain provisions of the Merger Agreement, Zimmer Biomet. Subject to the terms and conditions of the Merger Agreement, Merger Sub will be merged with and into us (the “Merger”), with us continuing as the surviving corporation and a wholly owned subsidiary of Zimmer.

Under the terms of the transaction, among other things, Zimmer will acquire all of our outstanding shares, which will automatically be converted into the right to receive (i) $13.00 in cash, without interest and (ii) one contractual contingent value right (a “CVR”) representing the right to receive up to $1.00 per CVR pursuant to the Contingent Value Rights Agreement to be entered into at or prior to the effective time of the Merger by and between Zimmer, a rights agent and, for certain provisions, Zimmer Biomet. The boards of directors of both companies have approved the Merger. The Merger is expected to close in the first half of 2025 subject to stockholder approval, regulatory approvals and other customary closing conditions.

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

We believe that Adjusted EBITDA, together with a reconciliation to net loss, helps identify underlying trends in our business and helps investors make comparisons between our company and other companies that may have different capital structures, tax rates, or different forms of employee compensation. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects, and allowing for greater transparency with respect to a key financial metric used by our management in its financial and operational decision-making. Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider these measures in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these potential limitations include:

●	other companies, including companies in our industry which have similar business arrangements, may report Adjusted EBITDA, or similarly titled measures but calculate them differently, which reduces their usefulness as comparative measures;
●	although depreciation and amortization expenses are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditures for such replacements or for new capital expenditure requirements;
●	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs or the potentially dilutive impact of stock-based compensation; and
●	Adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debt that we may incur.

Free Cash Flow is an additional key performance measure that our management uses to assess our financial performance and liquidity. Management believes Free Cash Flow is helpful in assessing our operational efficiency and the effectiveness of our capital expenditures, and that monitoring Free Cash Flow can help us manage financial risk. In addition, management believes Free Cash Flow provides meaningful incremental information to investors to consider when evaluating the performance of the Company.

Because of these and other limitations, you should consider our non-GAAP measures only as supplemental to other GAAP-based financial measures. For reconciliations of Adjusted EBITDA and Free Cash Flow to their most comparable GAAP financial measure, see “GAAP to Non-GAAP Reconciliations”.

Reconciliation Between GAAP and Non-GAAP Measure

Adjusted EBITDA

We define Adjusted EBITDA as earnings (loss) before interest expense, income tax expense (benefit), depreciation and amortization, stock-based compensation expense, employee stock purchase plan expense, non-recurring expenses and certain other non-cash expenses. For a full reconciliation of Adjusted EBITDA for the years ended December 31, 2024 and 2023 to the most comparable GAAP financial measure, refer to the presentation below.

	Year Ended December 31,
	2024	2023
(in thousands)
Net loss	$(54,639)	$(57,534)
Interest expense, net	11,531	5,165
Income tax expense	1,159	213
Depreciation and amortization expense	18,546	15,542
Stock based compensation expense	13,017	12,364
Employee stock purchase plan expense	470	322
Loss on early extinguishment of debt (1)	—	5,308
Workforce optimization - severance (2)	986	—
Other (3)	971	546
Adjusted EBITDA	$(7,959)	$(18,074)
(1)	Represents non-recurring expenses related to the write-off of unamortized debt issuance costs and fees incurred to exit the MidCap Credit Agreements early
(2)	Represents severance costs incurred pursuant to an ongoing operational efficiency strategy
(3)	Represents the net impact of unrealized foreign currency gains and losses for the year ended December 31, 2024, and the change in the fair value of our interest rate swap contract and earnout liability for the years ended December 31, 2024 and 2023

Free Cash Flow

We define Free Cash Flow as net cash used in operating activities less capital expenditures. For a reconciliation of Free Cash Flow for the years ended December 31, 2024 and 2023, to the most comparable GAAP financial measure, refer to the presentation below.

	Year ended December 31,
	2024	2023
Net cash used in operating activities	$(27,148)	$(63,890)
Purchases of property and equipment	(15,797)	(26,716)
Free cash flow	$(42,945)	$(90,606)

Components of Our Results of Operations

Net Revenue

We derive our revenue from the sale of our foot and ankle orthopedic solutions, primarily implants. We also record as revenue any amounts billed to customers for shipping costs and record as cost of goods sold the actual shipping costs. We have elected to exclude from the measurement of the transaction price all taxes, such as sales, use, value-added, assessed by government authorities and collected from a customer. Therefore, revenue is recognized net of such taxes. In addition, we record revenue net of estimated discounts and other price concessions. No single customer accounted for 10% or more of our net revenue in the years ended December 31, 2024, 2023 and 2022. We expect our net revenue to increase in the foreseeable future as we expand our sales territories, add new customers and increase the utilization of our products by our existing customers, though net revenue may fluctuate from quarter to quarter due to a variety of factors, including availability of reimbursement, the size and success of our sales force, the number of hospitals and physicians who are aware of and use our products and seasonality.

Cost of Goods Sold

Cost of goods sold consists primarily of finished products purchased from third-party suppliers, shipping costs, excess and obsolete and other inventory adjustments and royalties. Implants are manufactured to our specifications primarily by third-party suppliers in the United States. Cost of goods sold is recognized at the time the implant is used in surgery and the related revenue is recognized. Prior to use in surgery, the cost of our implants is recorded as inventories, net in our Consolidated Balance Sheets. Cost of goods sold is expected to increase due primarily to increased sales volume.

We calculate gross profit as net revenue less cost of goods sold, and gross margin as gross profit divided by net revenue. We expect our gross profit to increase in the foreseeable future as our net revenue grows, though our gross profit and gross margin have been and will continue to be affected by a variety of factors, primarily average selling prices, third-party manufacturing costs, change in mix of customers, excess and obsolete and other inventory adjustments, royalties and seasonality of our business. Our gross margin is higher for products we sell in the United States versus internationally due to higher average selling prices. We expect our gross margin to fluctuate from period to period, however, based upon the factors described above and seasonality.

Operating Expenses

Research and Development

Research and development expenses are comprised of engineering costs and research programs related to new product and sustaining product development activities, clinical studies and trials expenses, quality and regulatory expenses, and salaries and benefits related to research and development functions. We maintain a procedurally focused approach to product development and have projects underway to add new systems across multiple foot and ankle indications and to add additional functionality to our existing systems. We expect our research and development expenses to increase as we hire additional personnel to develop new product offerings and product enhancements.

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

Selling, general, and administrative expenses are expected to increase in the foreseeable future as we continue to grow our business. We also expect our administrative expenses, including stock-based compensation expense, to increase as we increase our headcount and expand our facilities and business processes to support our operations as a public company. Our selling, general and administrative expenses may fluctuate from period to period due to the seasonality of our business and as we continue to add direct sales territory managers in new territories.

Other Income (Expense)

Other Income (Expense), net

Other income (expense) consists primarily of changes in fair value related to contingent earn-out liabilities and our interest rate swap contract.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt consists of the write-off of unamortized debt issuance costs and fees incurred to exit the MidCap Credit Agreements early.

Interest Expense, net

Interest expense, net consists of interest incurred, amortization of financing costs and interest income earned during the reported periods.

Results of Operations

For the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the period presented below.

	Year Ended December 31,		Change
	2024	2023	Amount	%
(in thousands)
Net revenue	$256,182	$216,389	$39,793	18%
Cost of goods sold	64,693	51,954	12,739	25%
Gross profit	191,489	164,435	27,054	16%

Operating expenses:
Research and development	27,066	30,078	(3,012)	(10)%
Selling, general, administrative	205,201	180,022	25,179	14%
Total operating expenses	232,267	210,100	22,167	11%
Operating loss	(40,778)	(45,665)	4,887	11%

Other income (expense):
Other income (expense), net	(1,171)	(1,183)	12	(1)%
Loss on early extinguishment of debt	—	(5,308)	5,308	*
Interest expense, net	(11,531)	(5,165)	(6,366)	*
Total other expense, net	(12,702)	(11,656)	(1,046)	(9)%
Income tax expense	1,159	213	946	*
Net loss	$(54,639)	$(57,534)	$2,895	5%

*	Not Meaningful

The following table represents total net revenue by geographic area, based on the location of the customer for the years ended December 31, 2024 and 2023, respectively.

	Year Ended December 31,
	2024	2023

	(in thousands)
United States	$212,145	$183,505
International	44,037	32,884
Total net revenue	$256,182	$216,389

Net revenue increased by $39.8 million, or 18%, from $216.4 million during the year ended December 31, 2023, to $256.2 million during the same period in 2024. Strengthening of the U.S. dollar reduced net revenue growth for the year ended December 31, 2024, by less than 1% as compared to the prior year. U.S. net revenue was $212.1 million for the year ended December 31, 2024, representing an increase of 16% compared to the prior year. U.S. net revenue growth was the result of increased surgical volume driven primarily by sales force expansion and new product launches in our fracture fixation, forefoot, and ankle segments. International revenue was $44.0 million, representing an increase of 34% compared to the prior year. Strengthening of the U.S. dollar reduced international net revenue growth for the year ended December 31, 2024, by approximately 1% as compared to the prior year. International revenue growth was driven primarily by our operations in the United Kingdom, Australia and South Africa.

Cost of Goods Sold and Gross Profit Margin. Cost of goods sold increased $12.7 million, or 25%, from $52.0 million during the year ended December 31, 2023, to $64.7 million in the same period in 2024, primarily due to an increase in net revenue, region mix and non-cash increases in inventory write-offs and excess and obsolete inventory. Gross profit margin for the year ended December 31, 2024, decreased to 74.7%, compared to 76.0% in the same period of 2023. The decrease in gross profit margin is primarily due to higher non-cash charges for excess and obsolete and other inventory adjustments, partially offset by lower freight expense as a percentage of revenue.

Research and Development Expenses. Research and development expenses decreased $3.0 million, or 10%, from $30.1 million in the year ended December 31, 2023, to $27.1 million in the same period in 2024. The decrease in research and development expenses is primarily due to the implementation of cost savings initiatives to lower outsourced consulting services as the Company focuses on internalizing new product development and capitalization of Smart 28 development costs.

Selling, General, and Administrative Expenses. Selling, general and administrative expenses increased $25.2 million, or 14%, from $180.0 million for the year ended December 31, 2023, to $205.2 million in the same period in 2024. The increase in selling, general, and administrative expenses was primarily driven by increased variable sales representative commission expense related to net revenue growth, increased personnel expenses, an increase in depreciation expense and an increase in professional service and legal fees, partially offset by cost saving initiatives related to travel and entertainment and savings from improved marketing and medical education event efficiencies.

Other Income (Expense), net. Other expense, net remained flat during the years ended December 31, 2023 and 2024. For the year ended December 31, 2024, other expense, net consisted primarily of unrealized FX loss, partially offset by the change in fair value of the Company’s financial instruments. For the year ended December 31, 2023, other expense, net consisted of the change in fair value of the Company’s financial instruments.

Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt was $5.3 million for the year ended December 31, 2023, as we wrote off the unamortized debt issuance costs and incurred fees to exit the MidCap Credit Agreements early.  No such loss was incurred for the year ended December 31, 2024.

Interest Expense, net. Interest expense, net increased $6.3 million, from $5.2 million for the year ended December 31, 2023, to $11.5 million for the year ended December 31, 2024, primarily due to higher levels of outstanding debt and higher interest rates on our outstanding debt.

For the Years Ended December 31, 2023 and 2022

For a comparison of our results of operations and cash flows for the years ended December 31, 2023 and 2022, see Part II, Item 7 of the Annual Report on Form 10-K/A for the year ended December 31, 2023 filed with the SEC on August 8, 2024, which comparative information is incorporated by reference in this Annual Report.

Liquidity and Capital Resources

Our primary sources of capital from inception through December 31, 2024, have been from ongoing operations, proceeds from our public and private securities offerings and the incurrence of indebtedness. As of December 31, 2024, we had cash and cash equivalents of $34.6 million.

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

The principal amount of our outstanding consolidated debt aggregated to $114.3 million, of which $0.6 million is classified as current in our Consolidated Balance Sheet. At December 31, 2024, we had $75.0 million principal outstanding under our Ares Term Loan (as defined below) and $25.0 million available borrowing capacity as well as $25.0 million outstanding under our Ares Revolving Loan (as defined below) and $25.0 million available borrowing capacity. As of December 31, 2024, we also had $14.3 million outstanding under our secured term loan facility with Zions Bancorporation, N.A., dba Vectra Bank Colorado (the “Zion Facility”).

We believe that our existing cash, additional available borrowing capacity and expected revenues will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months.  Our primary short-term needs for capital for our planned operations, which are subject to change, include:

●	continued commercialization efforts and expansion of our sales and marketing infrastructure and programs to drive anticipated sales growth in the United States and elsewhere; and
●	expanding our research and development initiatives to improve our existing products and develop new products and solutions.

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

Long-Term Obligations

Ares Credit Agreement

On November 2, 2023, the Company entered into a new credit agreement with Ares Capital Corporation to provide a total of $150.0 million, inclusive of a revolving credit facility of up to $50.0 million (the “Ares Revolving Loan”) and a term loan facility of up to $100.0 million (the “Ares Term Loan”). The obligations under the Ares Credit Agreement are guaranteed by each of the Borrowers’ current and future domestic subsidiaries and secured by liens on substantially all of the Borrowers’ and guarantors’ present and after-acquired assets, in each case, subject to certain customary exceptions. In connection with the closing of the Ares Credit Agreement, the Company drew down $25.0 million and $75.0 million on the Ares Revolving Loan and Ares Term Loan, respectively. The Ares Revolving Loan and Ares Term Loan bear interest at variable rates of Term SOFR plus 4% and Term SOFR plus 6.75%, respectively, subject in the case of the Ares Term Loan to certain step-downs and adjustments as set forth in the Ares Credit Agreement, and mature on the earlier of

(i) November 2, 2028, and (ii) with respect to the Ares Revolving Loan, 6 months prior to the maturity date of any other indebtedness in a principal or stated amount in excess of $12.5 million. The Ares Credit Agreement contains a financial covenant requiring us to maintain certain minimum revenue levels. As of December 31, 2024, the Company was in compliance with all financial covenants under the Ares Credit Agreement.

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

Effective as of November 2, 2023, the Company entered into the Second Amendment to the Zions Facility (the “Second Amendment). The Second Amendment replaces references to MidCap Financial Trust and MidCap Credit Agreements with references to Ares and the Ares Credit Agreement. As of December 31, 2024, we were in compliance with all financial covenants under the Second Amendment.

Cash Flows

The following table sets forth the primary sources and uses of cash for the periods presented below:

	Year Ended December 31,		Change
	2024	2023	Amount	%
(in thousands)
Net cash (used in) provided by:
Operating activities	$(27,148)	$(63,890)	$36,742	58%
Investing activities	(15,685)	(26,987)	11,302	42%
Financing activities	293	128,653	(128,360)	(100)%
Effect of exchange rate changes on cash and cash equivalents	1,481	(605)	2,086	*
Net (decrease) increase in cash and cash equivalents	$(41,059)	$37,171	$(78,230)	*
*	Not Meaningful

Net Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2024, was $27.1 million, consisting of net loss of $54.6 million and negative changes in working capital of $15.5 million, partially offset by non-cash expenses of $43.0 million, which primarily consisted of $18.5 million of depreciation and amortization, $13.0 million of stock-based compensation expense, and $10.1 million of excess and obsolete inventory charges. The changes in working capital are primarily comprised of a net increase in inventory of $11.1 million and a decrease in accounts payable of $5.7 million.

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

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2024, was $15.7 million, consisting primarily of surgical instrumentation purchases.

Net cash used in investing activities for the year ended December 31, 2023, was $27.0 million, consisting primarily of surgical instrumentation purchases plus other purchases of property, plant and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024, was $0.3 million, consisting primarily of $3.1 million received from the exercise of options, partially offset a $1.0 million payment related to the completion of a milestone associated with the Additive Orthopaedics acquisition, a $1.0 million payment related to the completion of a milestone associate with the Disior acquisition, and taxes paid of $0.9 million on the vesting of RSUs.

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

Due to the nature of our products, returns are minimal and an estimate for returns is not material. The timing of revenue recognition may differ from the timing of invoicing to our customers. We have recorded unbilled accounts receivable involving management judgement related to this timing difference of $5.9 million and $5.6 million as of December 31, 2024, and December 31, 2023, respectively.

Inventories, Net

Inventories are considered finished goods and are purchased from third-party contract manufacturers. These inventories consist of implants, hardware, and consumables and are held in our warehouse, with third-party independent sales representatives or distributors, or consigned directly with hospitals.

Inventories are stated at the lower of cost or net realizable value, with the U.S inventory cost determined on a first-in, first-out basis and International inventory cost determined on a weighted average cost basis. When sold, inventory is relieved at weighted average cost. We evaluate the carrying value of our inventories in relation to historical sales, current inventory levels, and consideration of the life cycle of the product. A significant decrease in demand or development of products could result in an increase in the amount of excess inventory on hand, which could lead to additional charges for excess and obsolete inventory. The Company estimates a reserve for obsolete and slow-moving inventory based on current inventory levels and historical sales. During the year ended December 31, 2024, the Company revised the inputs used in estimating the reserve on obsolete and slow-moving inventory based on current inventory levels, historical sales and forecasted sales. Expenses for excess and obsolete inventory are included in Cost of goods sold in the Consolidated

Statements of Operations and Comprehensive Loss. The inventory reserve was $30.8 million and $20.9 million as of December 31, 2024 and 2023, respectively.

A feature of the orthopedic business is the high level of product inventory required, some of which is located at customer premises and is available for customers’ immediate use (referred to as consignment inventory). Complete sets of products, including large and small sizes, have to be made available in this way. These outer sizes are used less frequently than standard sizes and towards the end of the product life cycle are inevitably in excess of requirements. Adjustments to carrying value are therefore required to be made to orthopedic inventory to anticipate this situation. These adjustments are calculated in accordance with a formula based on levels of inventory compared with historical and forecast usage. This formula is applied on an individual product line basis and is first applied when a product group has been on the market for two years. This method of calculation is considered appropriate based on experience, but it involves management judgements on effectiveness of inventory deployment, length of product lives, phase-out of old products and efficiency of manufacturing planning systems.

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

The Company estimates the fair value its performance stock units (“PSU’s”) on the grant date using the Monte Carlo simulation. See Note 11 to our consolidated financial statements included in this Annual Report for additional information regarding the valuation of our PSU’s.

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

Recently Issued Accounting Pronouncements

See Note 2 to our consolidated financial statements included in this Annual Report for new accounting pronouncements not yet adopted as of the date of this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal and provide liquidity. In the normal course of business, we are exposed to market risk related to fluctuating interest rates. The Company has both fixed and variable rate debt to manage the impact of these fluctuations. The Company is the fixed rate payor on an interest rate swap contract to help manage some of this risk. Based on our overall interest rate exposure as of December 31, 2024, we do not believe a hypothetical 10 percent change in interest rates on our variable rate indebtedness would have a material effect on our results of operations.

Foreign Currency Risk

Our business is primarily conducted in U.S. dollars. As we expand internationally our results of operations and cash flows may become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Any transactions that may be conducted in foreign currencies could have a material effect on our results of operations, financial position or cash flows.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Paragon 28, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Paragon 28, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America (GAAP). Also, in our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

a)

a material weakness in the control environment component of COSO as the Company lacked a sufficient complement of financial and accounting personnel with the necessary technical and accounting knowledge, experience, and training related to accounting in accordance with GAAP.

b)

the material weakness in the control environment contributed to a lack of controls designed and implemented to timely prevent a material misstatement in the accounting for the existence and valuation of inventory. The identified control deficiencies, individually and in the aggregate, are material weaknesses relating to: (i) the calculation of the excess and obsolescence reserve (ii) capitalization of purchase price variances and (iii) existence and completeness of inventory on hand.

c)

a material weakness in the monitoring component of COSO as management did not design and implement effective ongoing monitoring activities over the execution of business performance reviews and account analysis, as well as the application of GAAP, which resulted in the inability to identify material errors in the financial statements and to communicate all relevant internal control deficiencies to those parties responsible for taking corrective action in a timely manner.

d)

a material weakness resulting from the lack of designed and documented controls within the process of recording customer pricing or pricing changes at the Company’s domestic and international operations. Specifically, the Company did not document and maintain review controls over validating accuracy on initial contract pricing and changes during the year.

e)

a material weakness from the failure to design and maintain effective information technology (“IT”) general computer controls over the IT systems used within the processing of key financial transactions at the Company’s international operations. Specifically, management did not design and maintain user access controls to ensure appropriate segregation of duties over the preparation and review of journal entries, or adequately restrict user and privileged access to financial applications, programs, and data to appropriate company personnel.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the financial statements as of the year ended December 31, 2024 of the company, and this report does not affect our opinion on such financial statements.

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

Inventories – Excess and Obsolete Inventories – Refer to Note 2 to the financial statements

Critical Audit Matter Description

Inventories are stated at the lower of cost or net realizable value. The Company estimates a reserve for obsolete and slow-moving inventory based on current inventory levels, historical sales and forecasted sales. Expenses for excess and obsolete inventory are included in Cost of goods sold in the Consolidated Statements of Operations and Comprehensive Loss.

A feature of the orthopedic business is the high level of product inventory required, some of which is located at customer premises and is available for customers’ immediate use (referred to as consignment inventory). Complete sets of products, including large and small sizes, have to be made available in this way. These outer sizes are used less frequently than standard sizes and towards the end of the product life cycle are inevitably in excess of requirements. Adjustments to carrying value are therefore required to be made to orthopedic inventory to anticipate this situation.

The inventory reserve was $30,803 and $20,921 as of December 31, 2024 and 2023, respectively. We identified management’s estimate of excess and obsolete inventories as a critical audit matter because of the high degree of subjectivity involved in developing the estimates and sensitivity related to key assumptions including projected sales by product, and product life cycle. The subjectivity and sensitivity in these key assumptions required a high degree of auditor judgment when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to excess and obsolete inventories.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to excess and obsolete inventories included the following, among others:

-

We performed analytical procedures to evaluate the reasonableness of changes in inventory balances and related excess, slow moving and obsolete reserves by comparing the current year and prior year balances.

-	We tested management’s process for developing the excess and obsolete estimate by:
•

inquiring of management, including personnel with operational roles, regarding certain estimates and assumptions specific to selected inventory items. These estimates and assumptions include product life cycles, forecasted sales, application of methodology following a two year period on market, and classification of outer (non-standard) versus standard inventory;

•

testing certain underlying data used by management in making their estimates and assumptions related to excess and obsolete inventories, including quantities of inventory on hand and historical and projected sales by product;

-

We assessed the reasonableness of the assumptions used in the calculations of the provision for estimated excess, slow moving and obsolete inventories by developing an independent expectation and comparing our independent expectation to the results of the Company's calculations.

-	We tested the mathematical accuracy of management's calculations on a sample basis.

/s/ Deloitte & Touche LLP

Denver, Colorado

March 6, 2025

We have served as the Company's auditor since 2020.

PARAGON 28, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$34,580	$75,639
Trade receivables, net of allowances and estimated credit losses of $712 and $1,339, respectively	39,016	37,323
Inventories, net	90,031	90,046
Income taxes receivable	1,215	794
Other current assets	4,005	3,997
Total current assets	168,847	207,799

Property and equipment, net	71,379	74,122
Intangible assets, net	20,359	21,674
Goodwill	25,465	25,465
Deferred income taxes	697	705
Other assets	3,970	2,918
Total assets	$290,717	$332,683

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,976	$21,696
Accrued expenses	29,915	27,781
Other current liabilities	1,430	883
Current maturities of long-term debt	640	640
Income taxes payable	173	243
Total current liabilities	48,134	51,243

Long-term liabilities:
Long-term debt net, less current maturities	110,046	109,799
Other long-term liabilities	1,295	1,048
Deferred income taxes	18	233
Income taxes payable	638	635
Total liabilities	160,131	162,958

Commitments and contingencies (Note 14)

Stockholders' equity:
Common stock, $0.01 par value, 300,000,000 shares authorized; 84,770,249 and 83,738,974 shares issued, and 83,856,730 and 82,825,455 shares outstanding as of December 31, 2024 and December 31, 2023, respectively	837	827
Additional paid in capital	314,823	298,394
Accumulated deficit	(178,285)	(123,646)
Accumulated other comprehensive (expense) income	(807)	132
Treasury stock, at cost; 913,519 shares as of December 31, 2024 and December 31, 2023	(5,982)	(5,982)
Total stockholders' equity	130,586	169,725
Total liabilities & stockholders' equity	$290,717	$332,683

The accompanying notes are an integral part of these consolidated financial statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Net revenue	$256,182	$216,389	$181,383
Cost of goods sold	64,693	51,954	32,117
Gross profit	191,489	164,435	149,266

Operating expenses:
Research and development	27,066	30,078	24,650
Selling, general, and administrative	205,201	180,022	159,323
Legal settlement	—	—	27,000
Total operating expenses	232,267	210,100	210,973
Operating loss	(40,778)	(45,665)	(61,707)

Other income (expense):
Other income (expense), net	(1,171)	(1,183)	123
Loss on early extinguishment of debt	—	(5,308)	—
Interest expense, net	(11,531)	(5,165)	(4,129)
Total other expense, net	(12,702)	(11,656)	(4,006)
Loss before income taxes	(53,480)	(57,321)	(65,713)
Income tax expense (benefit)	1,159	213	(64)
Net loss	$(54,639)	$(57,534)	$(65,649)
Foreign currency translation adjustment	(939)	165	(41)
Comprehensive loss	$(55,578)	$(57,369)	$(65,690)
Weighted average number of shares of common stock outstanding:
Basic	83,311,245	82,087,329	76,766,100
Diluted	83,311,245	82,087,329	76,766,100
Net loss per share attributable to common stockholders:
Basic	$(0.66)	$(0.70)	$(0.86)
Diluted	$(0.66)	$(0.70)	$(0.86)

The accompanying notes are an integral part of these consolidated financial statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for number of shares)

			Additional		Other		Total
	Common Stock		Paid-in-	Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Equity
Balance, December 31, 2021	76,447,287	$763	$197,868	$(463)	$8	$(5,982)	$192,194
Net loss	—	—	—	(65,649)	—	—	(65,649)
Offering costs associated with initial public offering	—	—	(266)	—	—	—	(266)
Options exercised	1,284,333	13	5,258	—	—	—	5,271
Foreign currency translation	—	—	—	—	(41)	—	(41)
Employee stock purchase plan	38,968	—	731	—	—	—	731
Stock-based compensation	—	—	10,365	—	—	—	10,365
Balance, December 31, 2022	77,770,588	776	213,956	(66,112)	(33)	(5,982)	142,605
Net loss	—	—	—	(57,534)	—	—	(57,534)
Issuance of common stock net of issuance costs of $827	4,312,500	43	68,410	—	—	—	68,453
Options exercised	668,925	7	2,399	—	—	—	2,406
Foreign currency translation	—	—	—	—	165	—	165
Employee stock purchase plan	73,442	1	1,265	—	—	—	1,266
Stock-based compensation	—	—	12,364	—	—	—	12,364
Balance, December 31, 2023	82,825,455	827	298,394	(123,646)	132	(5,982)	169,725
Net loss	—	—	—	(54,639)	—	—	(54,639)
Options exercised	626,469	6	3,126	—	—	—	3,132
Restricted stock vested, net of taxes	286,739	3	(858)	—	—	—	(855)
Foreign currency translation	—	—	—	—	(939)	—	(939)
Employee stock purchase plan	118,067	1	1,144	—	—	—	1,145
Stock-based compensation	—	—	13,017	—	—	—	13,017
Balance, December 31, 2024	83,856,730	$837	$314,823	$(178,285)	$(807)	$(5,982)	$130,586

The accompanying notes are an integral part of these consolidated financial statements.

PARAGON 28, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net loss	$(54,639)	$(57,534)	$(65,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,546	15,542	13,728
Allowance for trade receivables and estimated credit losses	812	614	155
Provision for excess and obsolete inventories	10,113	4,037	485
Loss on early extinguishment of debt	—	1,881	—
Stock-based compensation	13,017	12,364	10,365
Change in fair value of financial instruments	(778)	546	(57)
Other	1,244	984	704
Changes in other assets and liabilities, net of acquisitions:
Accounts receivable	(2,884)	(161)	(12,013)
Inventories	(11,143)	(32,628)	(21,852)
Accounts payable	(5,674)	6,742	1,895
Accrued expenses	4,298	6,428	2,317
Accrued legal settlement	—	(22,000)	22,000
Income tax receivable/payable	(504)	(50)	391
Other assets and liabilities	444	(655)	(1,650)
Net cash used in operating activities	(27,148)	(63,890)	(49,181)

Cash flows from investing activities
Purchase of office building	—	—	(18,300)
Purchases of property and equipment	(15,797)	(26,716)	(22,813)
Proceeds from sale of property and equipment	1,264	1,043	897
Purchases of intangible assets	(1,152)	(1,314)	(1,973)
Acquisitions, net of cash received	—	—	(18,504)
Net cash used in investing activities	(15,685)	(26,987)	(60,693)

Cash flows from financing activities
Proceeds from draw on term loan	—	—	20,000
Proceeds from issuance of long-term debt	—	100,000	16,000
Payments on long-term debt	(640)	(30,727)	(570)
Payments of debt issuance costs	(18)	(4,423)	(732)
Proceeds from issuance of common stock, net of issuance costs	—	68,453	—
Proceeds from exercise of options	3,132	2,406	5,271
RSU vesting, taxes paid	(856)	—	—
Proceeds from employee stock purchase plan	675	944	518
Payments on earnout liability	(2,000)	(8,000)	(1,000)
Net cash provided by financing activities	293	128,653	39,487

Effect of exchange rate changes on cash and cash equivalents	1,481	(605)	(497)
Net (decrease) increase in cash and cash equivalents	(41,059)	37,171	(70,884)
Cash and cash equivalents at beginning of period	75,639	38,468	109,352
Cash and cash equivalents at end of period	$34,580	$75,639	$38,468

Supplemental disclosures of cash flow information:
Restricted cash	$—	$1,000	$—
Cash paid for income taxes	2,097	908	1,103
Cash paid for interest	11,973	4,271	3,073
Purchase of property and equipment included in accounts payable	2,226	3,402	3,402

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. BUSINESS AND BASIS OF PRESENTATION

Business

Paragon 28, Inc. (collectively with its subsidiaries, “we,” “us,” “our,” “P28” or the “Company”) develops, distributes, and sells medical devices in the foot and ankle segment of the orthopedic implant marketplace. Our approach to product development is procedurally focused, resulting in a full range of products designed specifically for foot and ankle anatomy. Our products and product families include plates and plating systems, screws, staples, and nails aimed to address all major foot and ankle procedures including fracture fixation, forefoot, or hallux valgus – which includes bunion, hammertoe, ankle, flatfoot or progressive collapsing foot deformity, charcot foot and orthobiologics. P28 is a United States (“U.S.”) based company incorporated in the State of Delaware, with headquarters in Englewood, Colorado. Our sales representatives and distributors are located globally with the majority concentrated in the U.S., Australia, South Africa, and the United Kingdom.

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

Basis of Presentation and Consolidation

The accompanying Consolidated Financial Statements include the accounts of Paragon 28, Inc. and its subsidiaries, all of which are wholly-owned. All intercompany balances and transactions have been eliminated in consolidation. The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”). Amounts reported in thousands, except for number of shares, within these notes to the consolidated financial statements are computed based on the actual amounts.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Any changes in these estimates will be reflected in the Company’s Consolidated Financial Statements. Significant items subject to such estimates and assumptions include the determination of the credit loss reserves for trade receivables, inventory obsolescence, impairment of long-lived assets, recoverability of goodwill and intangible assets, contingent earn-out liability, interest rate swap valuation, income taxes and stock-based compensation. On January 1, 2024, the Company revised the inputs used in estimating the reserve on obsolete and slow-moving inventory to include forecasted sales, in addition to current inventory levels and historical sales. The effect of this change in estimate was a decrease of $662 to the Company’s reserve for obsolete and slow-moving inventory during the twelve months ended December 31, 2024.

Foreign Currency Translation

The Consolidated Financial Statements are presented in U.S. dollars. The Company’s non-U.S. subsidiaries may have a functional currency (i.e., the currency in which operational activities are primarily conducted) that is other than the U.S. dollar, generally the currency of the country in which such subsidiaries are domiciled. In these instances, such subsidiaries’ assets and liabilities are translated into U.S. dollars at year-end exchange rates, while revenue and expenses are translated at average exchange rates during the year based on the daily closing exchange rates. Adjustments that result from translating amounts from a subsidiary’s functional currency to U.S. dollars are reported in Accumulated other comprehensive loss, net of tax, a separate component of stockholders' equity.

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

Cash

Cash and cash equivalents include cash, money market funds and highly liquid investments with an original maturity of three months or less. There were no contractual or other restrictions as to the use of cash for the years ended December 31, 2024 or 2022. As of December 31, 2023, $1,000 related to the achievement of an Additive Orthopaedics acquisition milestone was included as restricted cash within the Consolidated Balance Sheets and Consolidated Statement of Cash Flows. For additional information regarding the Additive Orthopaedics acquisition milestone refer to Note 7 to our Consolidated Financial Statements.

Trade Receivables, Less Allowances and Estimated Credit Losses

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

The Company estimates an allowance for trade receivables and estimated credit losses based upon an evaluation of the current status of receivables, historical experience, and other factors as necessary. It is reasonably possible that the Company’s estimate of the allowance for trade receivables and credit losses will change.

The following table presents the activity in the allowance for trade receivables and estimated credit losses for the years ended December 31, 2024, 2023 and 2022:

	December 31,
	2024	2023	2022
Beginning of year	$1,339	$1,688	$1,032
Additions charged against income	812	223	1,853
Write-offs	(1,439)	(572)	(1,197)
End of year	$712	$1,339	$1,688

Inventories, Net

Inventories are considered finished goods and are purchased from third-party contract manufacturers. These inventories consist of implants, hardware, and consumables and are held in our warehouse, with third-party independent sales representatives or distributors, or consigned directly with hospitals.

Inventories are stated at the lower of cost or net realizable value, with the U.S inventory cost determined on a first-in, first-out basis and International inventory cost determined on a weighted average cost basis. When sold, inventory is relieved at weighted average cost. We evaluate the carrying value of our inventories in relation to historical sales, current inventory levels, and consideration of the life cycle of the product. A significant decrease in demand or development of products could result in an increase in the amount of excess inventory on hand, which could lead to additional charges for excess and obsolete inventory. The Company estimates a reserve for obsolete and slow-moving inventory based on current inventory levels, historical sales and forecasted sales. Expenses for excess and obsolete inventory are included in Cost of goods sold in the Consolidated Statements of Operations and Comprehensive Loss. The inventory reserve was $30,803 and $20,921 as of December 31, 2024 and 2023, respectively.

A feature of the orthopedic business is the high level of product inventory required, some of which is located at customer premises and is available for customers’ immediate use (referred to as consignment inventory). Complete sets of products, including large and small sizes, have to be made available in this way. These outer sizes are used less frequently than standard sizes and towards the end of the product life cycle are inevitably in excess of requirements. Adjustments to carrying value are therefore required to be made to orthopedic inventory to anticipate this situation. These adjustments are calculated in accordance with a formula based on levels of inventory compared with historical and forecast usage. This formula is applied on an individual product line basis and is first applied when a product group has been on the market for two years. This method of calculation is considered appropriate based on experience, but it involves management judgements on effectiveness of inventory deployment, length of product lives, phase-out of old products and efficiency of manufacturing planning systems.

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

Depreciation is computed using the straight-line method based on useful lives of the assets which range from three to twenty-five years, which best reflects the pattern of use. The Company depreciates surgical instrumentation, once available for use, over a five-year period and in certain cases, once available for use, over a three-year period. Depreciation for surgical instrumentation used in surgery is included in Selling, general, and administrative expense in the Consolidated Statements of Operations and Comprehensive Loss. Leasehold improvements are amortized using the straight-line method over the shorter of the asset’s useful life or the lease term.

Property and equipment are assessed for impairment upon triggering events that indicate the carrying value of an asset group may not be recoverable. Recoverability is measured by a comparison of the carrying amount to future net undiscounted cash flows of the asset group expected to be generated from its use and eventual disposition. If the asset group’s carrying value is determined to not be recoverable, the impairment to be recognized is measured by which the carrying amount exceeds the fair value of the asset group. No impairment charges related to property and equipment were recorded in any of the periods presented.

Intangibles

The costs associated with applying for patents and trademarks are capitalized. Patents are amortized on a straight-line basis over the lesser of the patent’s economic or legal life, which is approximately eighteen years. Costs associated with capitalized patents include third-party attorney fees and other third-party fees as well as costs related to the following: the preparation of patent applications, government filings and registration fees, drawings, computer searches, and translations related to specific patents. Trademarks that are anticipated to be renewed every ten years have an indefinite life and are not amortized but tested for impairment annually. Once it is determined a trademark will no longer be renewed, the trademark is amortized over the remainder of the trademark’s registration period. Customer relationships are amortized over an estimated useful life of three to seven years on a straight-line basis. Other intangibles, which mainly consist of noncompete arrangements, are amortized over an estimated useful life of three years on a straight-line basis. Developed technology is amortized over an estimated useful life of twelve years on a straight-line basis.

Amortizable intangible assets are assessed for impairment upon triggering events that indicate that the carrying value of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount to future net undiscounted cash flows expected to be generated by the associated asset. If the asset’s carrying value is determined to not be recoverable, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair market value of the intangible assets. No impairment charges related to amortizable assets were recorded for the years ended December 31, 2024, 2023 and 2022.

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

The Company elected to perform a qualitative analysis for its indefinite-lived intangible assets as of October 1, 2024, the annual test date. The Company determined, after performing the qualitative analysis, that there was no evidence that it is more likely than not that the fair value of its intangible assets was less than the carrying amount. Therefore, it was not necessary to perform a quantitative impairment test and no such impairment charges were recognized during the years ended December 31, 2024, 2023 and 2022.

Goodwill

Goodwill represents the excess of the purchase price as compared to the fair value of net assets acquired and liabilities assumed. Goodwill is not amortized, but is tested for impairment annually or when indications of impairment exist. Goodwill is tested at the reporting unit level as defined in ASC 350. Per this definition, a reporting unit is an operating segment or one level below an operating segment. The Company has determined that it has one reporting unit for the purpose of goodwill impairment. We can elect to qualitatively assess goodwill for impairment if it is more likely than not that the fair value of a reporting unit exceeds its carrying value.

Impairment exists when the carrying amount, including goodwill, of the reporting unit exceeds its fair value, resulting in an impairment charge for this excess (not to exceed the carrying amount of the goodwill). The impairment, if determined, is recorded within Operating expenses in the Consolidated Statements of Operations and Comprehensive Loss in the period the determination is made. No such impairment charges were recognized during the years ended December 31, 2024, 2023 and 2022.

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

Financial instruments (principally cash and cash equivalents, trade receivables, accounts payable and accrued expenses) are carried at cost, which approximates fair value due to the short-term maturity of these instruments. The majority of our debt is carried at cost, which approximates fair value due to the variable interest rate associated with our debt. However, we are the fixed rate payor on an interest rate swap contract associated with the Company’s Zions Facility, which is classified as Level 2. We reassess the fair value of our interest rate swap on a quarterly basis. The change in fair value is recorded in Other income (expense), net in the Consolidated Statements of Operations and Comprehensive Loss. The Company does not have any assets or liabilities presented in the Level 1 category as of December 31, 2024 and 2023, and does not have any assets or liabilities presented in the Level 3 category as of December 31, 2024. There were no changes in level hierarchies during the year ended December 31, 2023. See "Contingent Earn-out Consideration" below for a discussion on our Level 3 inputs.

Fair Value of Non-Financial Assets

The Company’s non-financial assets, which consist primarily of property and equipment, right-of-use assets, goodwill, and other intangible assets, are not required to be carried at fair value on a recurring basis and are reported at carrying value. The fair values of these assets are determined, as required, based on Level 3 measurements, including estimates of the amount and timing of future cash flows based upon historical experience, expected market conditions, and management’s plans.

Contingent Earn-out Consideration

Business combinations may include contingent earn-out consideration as part of the purchase price under which the Company will make future payments to the seller upon the achievement of certain milestones. The fair value of the contingent earn-out consideration is estimated as of the acquisition date at the present value of the expected contingent payments and is subsequently remeasured at each balance sheet date. Two methodologies are considered in the valuation: the scenario-based model (“SBM”) and Monte Carlo simulation. The SBM relies on multiple outcomes to estimate the likelihood of future payoff of the contingent consideration. The resulting earnout payoff is then probability-weighted and discounted at an appropriate risk adjusted rate in order to arrive at the present value of the expected earnout payment. The Monte Carlo simulation is used to value the non-linear contingent considerations based on projected financial metrics. Each trial of the Monte Carlo simulation draws a value from the assumed distribution for the underlying metric. The earnout payoff for each simulation trial is calculated based on that particular simulated path for the underlying metrics and then discounted to present value using the risk-free rate, adjusted for counterparty credit risk. The value of the earnout is estimated as the average value from all simulation trials. The fair value estimates use unobservable inputs that reflect our own assumptions as to the ability of the acquired business to meet the targeted benchmarks and discount rates used in the calculations. The unobservable inputs are defined in ASC Topic 820, “Fair Value Measurements and Disclosures,” as Level 3 inputs.

We review the probabilities of achievement of the earnout milestones to determine impact on the fair value of the earnout consideration on a quarterly basis over the earn-out period. Actual results are compared to the estimates and probabilities of achievement used in our forecasts. Should actual results of the acquired business increase or decrease as compared to our estimates and assumptions, the estimated fair value of the contingent earn-out consideration liability will increase or decrease, up to the contractual limit, as applicable. Changes in the estimated fair value of the contingent earn-out consideration are recorded in Other income (expense), net in the Consolidated Statements of Operations and Comprehensive Loss and are reflected in the period in which they are identified. Changes in the estimated fair value of the contingent earn-out consideration may materially impact or cause volatility in our operating results. For additional information on the Company’s earnout liabilities refer to Note 7 to our Consolidated Financial Statements

Income Taxes

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

Revenue is recorded, net of estimated discounts and other price concessions, when our performance obligation is satisfied, which is when our customers take title of the product, typically when the product is used in surgery. We generally have written contracts with our customers which incorporate pricing and our standard terms and conditions. Any discounts we offer are outlined in our customer agreements. As the discounts are known at the time of purchase, no estimates are required at the time of revenue recognition. Shipping and handling costs are recorded as cost of goods sold and amounts billed to customers for shipping and handling costs are recorded in revenue. We have elected to exclude from the measurement of the transaction price all taxes (e.g., sales, use, value-added) assessed by government authorities and collected from a customer. Therefore, revenue is recognized net of such taxes. Commissions to sales agents for the sales exceeding their quotas are classified as incremental costs of obtaining a contract as such costs would not have been incurred if the contract was not signed. We have elected to use the practical expedient to expense such costs that should be capitalized as the amortization period of the costs would be less than one year.

Due to the nature of our products, returns are minimal and an estimate for returns is not material. The timing of revenue recognition may differ from the timing of invoicing to our customers. We recorded unbilled revenue of $5,884 and $5,598 as of December 31, 2024 and 2023, respectively, within Net revenue on the Consolidated Statements of Operations and Comprehensive Loss. Determining unbilled revenue involves management judgment.

Cost of Goods Sold

Cost of goods sold consists primarily of products purchased from third-party suppliers, freight, shipping, excess and obsolete and other inventory charges, and royalties. Implants are manufactured to our specifications by third-party suppliers. Most implants are produced in the U.S. Cost of goods sold is recognized for consigned implants at the time the implant is used in surgery and the related revenue is recognized. Prior to their use in surgery, the cost of consigned implants is recorded as Inventories, net in our Consolidated Balance Sheets.

Stock-Based Compensation

All stock-based awards to employees and nonemployee contractors, including any grants of stock, stock options, restricted stock units (“RSU”), performance stock units ("PSU") and the option to purchase common stock under the Employee Stock Purchase Plan (“ESPP”), are measured at fair value at the grant date and recognized over the relevant vesting period in accordance with the ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). Stock-based awards to nonemployees are recognized as a selling, general and administrative expense over the period of performance. Such awards are measured at fair value at the date of grant. In addition, for awards that vest immediately, the awards are measured at fair value and recognized in full at the grant date.

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

The Company estimates the fair value its performance stock units (“PSU’s”) on the grant date using the Monte Carlo simulation. Refer to Note 11 to our Consolidated Financial Statements for additional information regarding the valuation of our PSU’s.

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

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which provides amendments to improve reportable segment disclosure requirements by including expense and profitability measures. The Company adopted the ASU 2023-07 effective January 1, 2024. As a result, the Company has included the additional required disclosures in Note 16 with retrospective presentation to all prior periods presented in the financial statements. The adoption of this guidance did not have a significant impact on the Company’s related disclosures.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which provides amendments to improve the disclosures about a public business entity’s expenses and provide more detailed information about the types of expenses in commonly presented expense captions.  The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, with early adoption permitted.  The Company is currently evaluating the amendments in ASU 2024-03 to determine the impact it will have on the Company’s Consolidated Financial Statements and related notes for the year-ended December 31, 2027, upon adoption.

NOTE 3. BUSINESS COMBINATIONS

Disior

On January 10, 2022 ("Disior Acquisition Date"), the Company entered into a Securities Purchase Agreement (“SPA”) with Disior LTD. (“Disior”) and acquired 100% of the outstanding equity of Disior (the "Disior Acquisition").

The aggregate purchase price of the Disior Acquisition was approximately $26,246 inclusive of an earn-out provision with a fair value of $6,550 and certain net working capital adjustments and deferred payments totaling a net payable of $222. The SPA provided for potential earn-out consideration to the seller in connection with the achievement of certain milestones with various expiration dates through the second anniversary of the Disior Acquisition Date. The earn-out has a maximum payment not to exceed $8,000 in the aggregate. If an individual milestone is not met by the specified milestone expiration date, the earn-out related to that specific milestone will not be paid. The acquisition was primarily funded by a $20,000 draw on the Company’s term loan from Midcap. Acquisition related costs were $761 during the year ended December 31, 2022, and are included in Selling, general, and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss. No acquisition related costs were incurred during the years ended December 31, 2024 and 2023.

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

	Fair Value	Estimated Useful Life (in years)
Developed technology	$6,400	12
Tradenames	400	5
Total intangible assets	$6,800

The entire amount of the purchase price allocated to goodwill will not be deductible for income tax purposes under the Finnish Income Tax Act.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2024 and 2023 consist of the following:

	Estimated Life	December 31,
	(in years)	2024	2023
Surgical instrumentation	3 - 5	$70,251	$60,100
Buildings	25	20,289	20,190
Computer and software	3-5	17,847	16,546
Leasehold improvements	Various	8,197	8,307
Machinery and equipment	5	4,000	3,843
Land		3,625	3,625
Other	5-15	3,574	2,785
Office equipment and furniture	5 - 7	2,329	2,267
Construction in progress	Various	50	288
Total		130,162	117,951
Less: accumulated depreciation		(58,783)	(43,829)
Property and equipment, net		$71,379	$74,122

Depreciation expense is included in Selling, general, and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss and was $16,229, $13,515 and $10,824 for the years ended December 31, 2024, 2023 and 2022, respectively.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

We perform our annual test of goodwill impairment in the fourth quarter of every year. The Company determined, after performing the qualitative analysis that there was no evidence that it is more likely than not that the fair value of the reporting unit was less than the carrying amount. Therefore, it was not necessary to perform a quantitative impairment test. As of December 31, 2024 and 2023, goodwill was $25,465.

Intangibles

Intangible assets as of December 31, 2024 are as follows:

	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and tradenames, indefinite-lived	Indefinite	$654	$—	$654
Patents, trademarks and tradenames, definite-lived	17.8	9,296	3,183	6,113
Customer relationships	3-7	1,641	781	860
Developed technology	12	17,690	4,958	12,732
Other intangibles	3	30	30	—
Total intangible assets, net		$29,311	$8,952	$20,359

Intangible assets as of December 31, 2023 are as follows:

	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and tradenames, indefinite-lived	Indefinite	$987	$—	$987
Patents, definite-lived	17.6	7,900	2,649	5,251
Customer relationships	3-7	1,733	567	1,166
Developed technology	12	17,690	3,424	14,266
Other intangibles	3	30	26	4
Total intangible assets, net		$28,340	$6,666	$21,674

Amortization expense is included in Selling, general, and administrative expenses, which is included on the Consolidated Statements of Operations and Comprehensive Loss, and was $2,317, $2,027 and $2,904 for the years ended December 31, 2024, 2023 and 2022, respectively. During the second quarter of 2024, the Company recategorized one of its intangible assets from Trademarks and tradenames, indefinite-lived to Patents, trademarks and tradenames, definite-lived and recorded the related amortization expense.

Expected future amortization expense is as follows:

2025	$2,050
2026	2,050
2027	1,970
2028	1,971
2029	1,826
Thereafter	9,838
Total future amortization expense	$19,705

No impairment charges related to intangible assets and goodwill were recorded for the years ended December 31, 2024, 2023 and 2022.

NOTE 6. ACCRUED EXPENSES

Accrued expenses consist of the following as of December 31, 2024 and 2023, respectively:

	December 31,
	2024	2023
Accrued compensation	$9,333	$10,213
Other accrued expenses	8,232	5,553
Accrued commissions	7,114	6,126
Accrued interest	2,864	2,006
Accrued purchases	2,372	1,883
Accrued earnout payment	—	2,000
Total accrued expenses	$29,915	$27,781

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

Level 3 - Unobservable inputs which are supported by little or no market activity.

The Company’s significant financial assets and liabilities measured at fair value as of December 31, 2024, were as follows:

	Level 1	Level 2	Level 3	Total
Financial Assets:
Interest rate swap	$—	1,428	—	$1,428

The Company’s significant financial assets and liabilities measured at fair value as of December 31, 2023, were as follows:

	Level 1	Level 2	Level 3	Total
Financial Assets:
Interest rate swap	$—	991	—	$991
Financial Liabilities:
Contingent consideration	$—	—	340	$340

The Company’s Level 2 asset pertains to an interest rate swap associated with the Company’s Zions Facility, used to manage interest rate risk related to variable rate borrowings and manage exposure to the variability of cash flows. The interest rate swap is not designated for hedge accounting and is measured utilizing inputs observable in active markets. For the year ended December 31, 2024, we reassessed the fair value of our interest rate swap which resulted in an increase of $438. The change in fair value is recorded in Other assets on the Consolidated Balance Sheet, Other income (expense) within the Consolidated Statement of Operations and Comprehensive Loss.

The Company’s Level 3 instruments consist of contingent consideration. The Company did not achieve the remaining two milestones associated with the acquisition of Additive Orthopaedics, LLC (“Additive Orthopaedics”) during the year ended December 31, 2024. The Company wrote off the remaining earnout liability and recorded non-cash income of $340 in Other income (expense), net within the Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2024.

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

As of December 31, 2023, one project milestone associated with the acquisition of Disior LTD. (“Disior”) and one project milestone associated with the Additive Orthopaedics acquisition was included in Accrued expenses on the Consolidated Balance Sheet totaling $2,000. During the first quarter of 2024, $1,000, included as restricted cash within the Consolidated Statement of Cash Flows for the year ended December 31, 2023, was paid in cash related to the Additive Orthopaedics milestone. The remaining $1,000 related to the Disior acquisition was paid during the second quarter of 2024. For additional information on the Disior acquisition refer to Note 3 to our Consolidated Financial Statements and for additional information on the Additive Orthopaedics acquisition refer to Note 4 to our Consolidated Financial Statements included in the amended 2023 Annual Report on Form 10-K/A for the year ended December 31, 2023.

NOTE 8. DEBT

Long-term debt as of December 31, 2024, and December 31, 2023, consists of the following:

	December 31, 2024	December 31, 2023
Ares Revolving Loan	$25,000	$25,000
Ares Term Loan	75,000	75,000
Zions Term Loan	14,293	14,933
Total	114,293	114,933
Less: deferred issuance costs	(3,607)	(4,494)
Total debt, net of issuance costs	110,686	110,439
Less: current portion	(640)	(640)
Long-term debt, net, less current maturities	$110,046	$109,799

Ares Credit Agreement

On November 2, 2023, the Company entered into a new credit agreement with Ares Capital Corporation to provide a total of $150,000, inclusive of a revolving credit facility of up to $50,000 (the “Ares Revolving Loan”) and a term loan facility of up to $100,000 (the “Ares Term Loan”). The obligations under the Ares Credit Agreement are guaranteed by each of the Borrowers’ current and future domestic subsidiaries and secured by liens on substantially all of the Borrowers’ and guarantors’ present and after-acquired assets, in each case, subject to certain customary exceptions. In connection with the closing of the Ares Credit Agreement, the Company drew down $25,000 and $75,000 on the Ares Revolving Loan and Ares Term Loan, respectively. The Ares Revolving Loan and Ares Term Loan bear interest at variable rates of Term SOFR plus 4% and Term SOFR plus 6.75%, respectively, subject in the case of the Ares Term Loan to certain step-downs and adjustments as set forth in the Ares Credit Agreement, and mature on the earlier of (i) November 2, 2028, and (ii) with respect to the Ares Revolving Loan, 6 months prior to the maturity date of any other indebtedness in a principal or stated amount in excess of $12,500. The Ares Credit Agreement contains a financial covenant requiring the Company to maintain certain minimum revenue levels. As of December 31, 2024, the Company was in compliance with all financial covenants under the Ares Credit Agreement. Total remaining unamortized debt issuance costs associated with the Ares Credit Agreement were $3,405. Amortization expense associated with such debt issuance costs totaled $870, $147 and $0 for the years ended December 31, 2024, 2023 and 2022, respectively, and is included in Interest expense on the Consolidated Statements of Operations and Comprehensive Loss.

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

On November 2, 2023, in connection with the entry into the Ares Credit Agreement, the Company terminated the commitments and satisfied all outstanding obligations under the MidCap Credit Agreements. During the year ended December 31, 2023, the Company recorded a loss on early extinguishment of debt of $5,308, inclusive of the write-off of remaining unamortized debt issuance costs of $1,881 and fees incurred to exit the MidCap Credit Agreements early of $3,427. Amortization expense associated with debt issuance costs prior to write-off totaled $613 and $586 for the years ended December 31, 2023 and 2022, respectively, and is included in Interest expense on the Consolidated Statements of Operations and Comprehensive Loss.

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

Effective as of November 2, 2023, the Company entered into the Second Amendment to the Zions Facility (the "Second Amendment"). The Second Amendment replaces references to MidCap Financial Trust and MidCap Credit Agreements with references to Ares and the Ares Credit Agreement. As of December 31, 2024, the Company was in compliance with all financial covenants under the Second Amendment. Total remaining unamortized debt issuance costs associated with the Zions Facility were $202. Amortization expense associated with such debt issuance costs totaled $17, $16, and $13 for the years ended December 31, 2024, 2023 and 2022, respectively, and is included in Interest expense on the Consolidated Statements of Operations and Comprehensive Loss.

Debt Maturities Schedule

The required principal payments for the Ares Revolving Loan, Ares Term Loan and the Zions Facility are as follows:

2025	$640
2026	640
2027	640
2028	100,640
2029	640
Thereafter	11,093
Total	$114,293

NOTE 9. STOCKHOLDERS’ EQUITY

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

The Company did not issue any common stock during the years ended December 31, 2024 and 2022.

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

Treasury Stock

The Company did not purchase any shares of its common stock during the years ended December 31, 2024, 2023 and 2022.

NOTE 10. LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common stockholders (the numerator) by the weighted average number of common stock outstanding for the period (the denominator). Diluted net loss per common stock attributable to common stockholders is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period adjusted for the dilutive effects of common stock equivalents using the treasury stock method or the if-converted method based on the nature of such securities. In periods when losses from continuing operations are reported, the weighted-average number of common stock outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. The computation of net loss per share for the years ended December 31, 2024, 2023 and 2022, respectively was as follows:

	Year Ended December 31,
	2024	2023	2022
Net loss	$(54,639)	$(57,534)	$(65,649)

Weighted-average common stock outstanding:
Basic	83,311,245	82,087,329	76,766,100
Diluted	83,311,245	82,087,329	76,766,100

Loss per share:
Basic	$(0.66)	$(0.70)	$(0.86)
Diluted	$(0.66)	$(0.70)	$(0.86)

The following outstanding potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their impact would have been antidilutive for the period presented:

	December 31,
	2024	2023	2022
Stock options	4,689,615	5,943,898	6,538,536
Restricted stock units	2,866,861	1,317,402	964,054

NOTE 11. STOCK-BASED COMPENSATION

The Company’s Employee Stock Purchase Plan ("ESPP") and 2021 Incentive Award Plan (“2021 Plan”) were adopted by the Company’s Board of Directors on October 8, 2021. The ESPP and 2021 Plan were both adopted by the Company’s stockholders on October 19, 2021, and became effective on the date prior to the first date of the effectiveness of the registration statement on Form S-1 filed by the Company.

Employee Stock Purchase Plan

The ESPP initially provided participating employees with the opportunity to purchase up to an aggregate of 1,329,040 shares of the Company’s common stock at 85% of the market price at the lesser of the date the purchase right is granted or exercisable. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2022, and ending on January 1, 2031, by the lesser of 1% of all classes of the Company’s common stock outstanding on the immediately preceding December 31, or such smaller number of shares as determined by the Company’s Board or the committee. As of December 31, 2024, 3,468,996 shares remained available for issuance.

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

During the years ended December 31, 2024, 2023 and 2022, the Company issued 118,067, 73,442 and 38,968 shares, respectively, upon exercise of purchase rights. The Company recognizes compensation expense on a straight-line basis over the service period. During the years ended December 31, 2024, 2023 and 2022, the Company recognized $470, $322 and $213 of compensation expense, respectively, related to the ESPP.

Below are the assumptions used for the years ended December 31, 2024, 2023 and 2022, in determining the fair value of shares under the ESPP:

	Year Ended December 31,
	2024	2023	2022
Expected volatility	86.44%	54.64%	70.27%
Expected dividends	—	—	—
Expected term (in years)	0.50	0.50	0.50
Discount rate	15.00%	15.00%	15.00%
Risk-free rate	4.24%	5.26%	2.79%

2021 Incentive Award Plan

The 2021 Plan authorized the Company to issue an initial aggregate maximum number of shares of common stock equal to (i) 7,641,979 shares plus (ii) a number of shares that are available for issuance under the 2011 Plan plus (iii) any shares that are subject to 2011 Plan that become available for issuance (via expiration, forfeitures, etc.) plus (iv) an increase commencing on January 1, 2022, and continuing annually on the anniversary thereof through January 1, 2031, equal to the lesser of (a) 5% of the shares of all classes of the Company’s common stock outstanding on the last day of the immediately preceding calendar year or (b) such smaller number of shares as determined by the Company’s Board or the committee. As of December 31, 2024, the Company had reserved 16,408,251 shares of common stock for future grant.

Stock Options

The following table summarizes the Company’s stock option plan and the activity for the year ended December 31, 2024:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding, December 31, 2023	5,943,898	$10.28	6.53
Granted	—	—	—
Exercised or released	(661,728)	5.29	—
Forfeited or expired	(592,555)	13.51	—
Outstanding, December 31, 2024	4,689,615	$10.57	5.55
Exercisable, December 31, 2024	4,058,975	$9.70	5.31
Vested and expected to vest at December 31, 2024	4,687,054	$10.57	5.55

During the years ended December 31, 2023 and 2022, there were 225,000 and 359,054 options granted at a weighted average strike price of $18.33 and $16.08, respectively. There were no options issued during 2024.

The Company received cash in the amount of $3,132, $2,406 and $5,271 from the exercise of stock options for the years ended December 31, 2024, 2023 and 2022, respectively. The tax benefit from equity options exercised were $747, $560 and $1,223 for the years ended December 31, 2024, 2023 and 2022, respectively.

The aggregate intrinsic value of options outstanding at December 31, 2024, is $12,274. The aggregate intrinsic value of vested and exercisable options at December 31, 2024 is $12,247. The aggregate intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022, is $2,069, $4,742 and $18,764, respectively.

As of December 31, 2024, there was approximately $1,944 total unrecognized compensation cost related to non-vested stock option compensation arrangements, which is expected to be recognized over a weighted average period of 0.60 years.

Below are the assumptions used for the years ended December 31, 2023 and 2022, in determining the fair value of each option award:

	Year Ended December 31,
	2023	2022
Expected volatility	66.20%	55% - 70%
Expected dividends	—	—
Expected term (in years)	6.25	6.00
Risk-free rate	4.11%	1.69% - 2.79%

Restricted Stock Units

RSUs granted under the 2021 Plan have a ten-year contractual term and typically vest over a three or four-year period, contingent upon continued service with the Company. The following table summarizes the Company’s restricted stock units’ activity for the year ended December 31, 2024:

	Year Ended December 31,
	2024
	Restricted Stock Units	Weighted-Average Fair Value
Outstanding, beginning of period	1,317,402	$17.06
Granted	1,992,071	11.15
Vested	(400,689)	17.23
Forfeited or expired	(387,001)	14.94
Outstanding, end of period	2,521,783	$12.69
Outstanding and expected to vest at end of period	2,461,530	$12.67

During the years ended December 31, 2024, 2023 and 2022, the Company granted 1,992,071, 776,359 and 929,090 RSUs, respectively. The grant date fair value for RSUs is the thirty-day trailing average market price of the common stock on the date of grant.

As of December 31, 2024, there was approximately $24,792 total unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted average period of 1.65 years.

Performance Share Units

On March 8, 2024, the Company granted 241,881 performance share units (“PSUs”) with a weighted-average fair value of $11.69 to certain executives, of which 21,638 were forfeited with a weighted-average fair value of $11.00 during the six months ended June 30, 2024. The grant date fair value of PSUs granted to the Chief Executive Officer was calculated using a Monte Carlo simulation and was based on assumptions, including expected volatility of 59.7%, expected dividends of 0%, and a 4.21% risk-free rate. Other granted PSUs’ fair value were based on the Company’s share price on the date of grant, or $11.00 per share. The PSUs will vest based on the Company’s achievement level relative to Adjusted Free Cash Flow (“aFCF”) for the trailing twelve months ending December 31, 2026, or the consummation of a change in control if earlier (“Performance Period”). aFCF is defined as Total Operating Cash Flow plus Investing Cash Flow adjusted for certain nonrecurring items. Upon achievement of the minimum threshold performance metric, the executive may earn a pro rata portion of their respective target shares and up to 200% of their target shares upon maximum achievement. The Chief Executive Officer was granted 166,924 of the 241,881 PSUs which may be further increased or decreased by up to 25%, based on the achievement of Relative Total Stockholder Return, as defined as the stockholder return of the Company relative to certain of its peer companies within the Healthcare Equipment Select Industry Index. The PSUs additionally require the executive to provide service over the performance period. Termination of service prior to completion of the Performance Period, except by reason of death or disability, will result in automatic forfeiture of the performance share units. If the executive’s termination of service occurs by reason of death or disability on or after January 1, 2025, a pro-rata number of the PSUs shall vest at the level based on actual performance through the end of the Performance Period, multiplied by a fraction equal to (x) the number of days elapsed between the beginning of the Performance Period and the date of executive’s termination of service, divided by (y) the total number of days in the Performance Period.

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

Stock-based compensation expense is recognized on a straight-line basis over the vesting period, beginning at the point in time that the performance condition is considered probable of achievement. The probability of achieving the performance condition is assessed at each reporting period. If it is deemed probable that the performance condition will be met, compensation cost will be recognized based on the grant date fair value of the award expected to be earned. If it is deemed that it is not probable that the performance condition will be met, the Company will discontinue the recognition of compensation cost and any compensation cost previously recorded will be reversed. At December 31, 2024, achievement of the performance condition for the performance share units was deemed probable with 332,053 PSUs expected to vest, and the expense recorded for the year ended December 31, 2024, was $1,253. Stock-based compensation expenses are recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss.

Stock-Based Compensation Expense

Stock-based compensation expenses are recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss. During the years ended December 31, 2024, 2023 and 2022, the Company recognized $2,038, $5,542 and $8,500 respectively, of compensation expense related to stock options. During the years ended December 31, 2024, 2023 and 2022, the Company recognized $9,726, $6,822 and $1,865, respectively, of compensation expense related to RSUs.

NOTE 12. EMPLOYEE BENEFIT PLAN

The Company sponsors a defined contribution plan for eligible employees who are 21 years of age with three months of service. Eligible employees can voluntarily contribute up to 100% of their eligible compensation. The Company has elected a safe harbor plan in which the Company must contribute 3% of eligible compensation. In addition, the Company may make discretionary contributions which are determined and authorized by the Board of Directors each plan year. The Company made contributions to its employee benefit plan of $1,306, $1,190 and $992 for the years ended December 31, 2024, 2023 and 2022, respectively.

NOTE 13. INCOME TAXES

Total provision (benefit) for income taxes for the years ended December 31, 2024, 2023 and 2022:

	December 31,
	2024	2023	2022
Loss before taxes
Domestic	$(53,871)	$(56,342)	$(64,071)
Foreign	391	(979)	(1,642)
Total loss before taxes	(53,480)	(57,321)	(65,713)
Current tax expense:
Federal	—	105	—
State	89	58	96
Foreign	1,358	730	315
Total current tax expense	1,447	893	411
Deferred tax expense (benefit):
Federal	(10,204)	(11,309)	(15,900)
State	(868)	(1,402)	(1,939)
Foreign	(885)	(1,099)	(909)
Change in valuation allowance	11,669	13,129	18,273
Total deferred tax expense (benefit)	(288)	(681)	(475)
Total tax expense (benefit):
Federal	(10,204)	(11,204)	(15,900)
State	(779)	(1,344)	(1,843)
Foreign	473	(368)	(594)
Change in valuation allowance	11,669	13,129	18,273
Total income tax expense (benefit)	$1,159	$213	$(64)

The Company files tax returns in the U.S. federal jurisdiction, various state jurisdictions and applicable foreign jurisdictions. We are no longer subject to U.S. federal or state tax examinations for the years prior to 2021.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes as of December 31, 2024 and 2023 were:

	December 31,
	2024	2023
Deferred tax assets:
Receivable allowances	$63	$253
Accrued expenses	1,020	1,262
S263A capitalizable costs	1,944	2,923
Inventory reserves	6,677	4,635
Research and development credits	5,047	3,974
Net operating losses	28,969	25,176
Interest expense	4,614	2,407
Stock-based Compensation	5,486	4,496
Lease Liability	397	356
R&D IRC 174(b) capitalized costs	7,176	5,161
Other	601	764
Total deferred tax assets	61,994	51,407
Valuation allowance	(53,340)	(41,671)
Net deferred tax assets	8,654	9,736
Deferred tax liabilities:
Property and Equipment	(5,833)	(6,808)
Section 481 adjustment	(410)	(821)
Patents and trademarks	(1,387)	(1,343)
Right of use asset	(345)	(292)
Total deferred tax liabilities	(7,975)	(9,264)
Total net deferred tax asset	$679	$472

A valuation allowance is established when it is “more likely than not” that all, or a portion, of net deferred tax assets will not be realized. As a result, the Company has concluded based on all available evidence and determined that valuation allowances of $53,340 and $41,671 should be provided for certain deferred tax assets at December 31, 2024, and 2023, respectively. As of December 31, 2024 and 2023 we had federal US net operating loss carryforwards of $110,620 and $97,490, respectively, which have an indefinite carryforward period and $65,428 of combined state net operating loss carryforwards in various states that will begin to expire in 2034. Additionally, the Company has foreign net operating loss carryforwards of $11,963 that will begin to expire in 2028.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2024	2023
Gross unrecognized tax benefits - beginning of period	$1,523	$1,431
Increases related to current year tax positions	153	92
Increases related to prior year tax positions	118	—
Gross unrecognized tax benefits - end of period	$1,794	$1,523

The unrecognized tax benefits of $1,794, if recognized, will impact the Company’s effective tax rate. In accordance with the Company’s accounting policy, accrued interest and penalties are recognized related to unrecognized tax benefits as a component of tax expense. As of December 31, 2024, we have accrued $106 of interest or penalties associated with unrecognized tax benefits. The Company expects the total amount of tax contingencies will not decrease in 2025 based on statute of limitation expiration.

A reconciliation of the provision for income taxes at the federal statutory rate compared to the effective tax rate for the years ended December 31, 2024, 2023 and 2022 is:

	2024	2023	2022
Statutory U.S. federal tax rate	$(11,230)	$(12,037)	$(13,800)
State taxes net of federal benefit	(797)	(1,356)	(1,863)
Non-U.S. earnings taxed at rates different than the U.S. statutory rate	(2)	5	(80)
Foreign source earnings, net of associated foreign tax credits	1,237	628	486
Benefit of tax credits	(1,342)	(501)	(458)
Stock based compensation	739	27	(2,852)
Section 162(m) excess compensation	609	694	8
Change in valuation allowance	11,669	13,129	18,273
Change in unrecognized tax benefits	268	175	92
Other	8	(551)	130
Total provision (benefit) for income taxes	$1,159	$213	$(64)

As of December 31, 2024, our foreign operations held cash totaling $5,672. We have not provided for a U.S. deferred tax liability or foreign withholding tax on the undistributed earnings from our non-U.S. subsidiaries that are considered to be indefinitely reinvested. If such earnings were to be distributed, any U.S. deferred tax liability or foreign withholding tax would not be significant.

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

The Company leases certain office space and equipment under operating leases. Our lease contracts are a necessary part of our business, but we do not believe they are significant to our overall operations. As of December 31, 2024 and 2023, right-of-use assets of $1,843 and $1,533, respectively, are included in Other assets on the Consolidated Balance Sheets.  Operating lease liabilities are included within the current and long-term portions of other liabilities of $605 and $543 and $1,295 and $1,048, respectively, on the Consolidated Balance Sheets. During the years ended December 31, 2024, 2023 and 2022, the Company recorded lease expense of $764, $574 and $408, respectively, as a component of Operating income (expense) in the Consolidated Statements of Operations and Comprehensive Loss Income.

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

Class Action Litigation

On September 30, 2024, and October 18, 2024, respectively, two putative class action complaints were filed in the U.S. District Court for the District of Colorado. These complaints allege that the Company and certain current and former officers violated federal securities laws. The cases are captioned Ellington v. Paragon 28, Inc., et al., and Tiedt v. Paragon 28, Inc., et al., and a lead plaintiff has not yet been appointed. We believe the allegations in the complaint are without merit and intend to vigorously defend the litigation.

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

NOTE 15. RELATED PARTY TRANSACTIONS

The Company has a license agreement dated July 1, 2017, for certain intellectual property with an entity that is affiliated with one of the directors of the Company, under which the Company pays a royalty of four percent (4%) of net revenue related to the licensed intellectual property for the 15 years following the date of first sale, including a minimum annual payment of $250. The term of the agreement is 20 years, and automatically renews for five-year periods thereafter. Payments to the entity under this license agreement totaled $300, $269 and $249 for the years ended December 31, 2024, 2023 and 2022, respectively. Amounts payable to this entity as of December 31, 2024 and 2023 were $92 and $155, respectively.

The Company paid professional services fees to a related party totaling $27, $327 and $405 for the years ended December 31, 2024, 2023 and 2022, respectively, and are included in Selling, general, and administrative expense in the Consolidated Statements of Operations and Comprehensive Loss. Amounts payable as of December 31, 2024 and 2023 to this related party were $14 and $16, respectively.

NOTE 16. SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer, who manages our business globally within one operating and reportable segment. The CODM evaluates operating performance based on consolidated net loss. The CODM considers the performance of these measures against planned and forecasted amounts to make investing and resource allocation decisions. For information about how the Company derives revenue, as well as the Company’s accounting policies, refer to Note 2 to our Consolidated Financial Statements.

The following table sets forth significant expense categories and other specified amounts included in consolidated net loss that are reviewed by the CODM, or are otherwise regularly provided to the CODM, for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
Net revenue	$256,182	$216,389	$181,383
Standard cost of goods sold	39,009	30,870	20,571
Shipping costs	10,234	10,861	9,637
Excess and obsolete inventory	10,094	4,037	485
Other cost of goods sold(1)	5,356	6,186	1,424
Gross profit	191,489	164,435	149,266

Research and development	27,066	30,078	24,650
Commissions	70,259	58,733	50,731
Marketing and medical education	23,536	24,907	22,455
General and administrative	75,686	65,046	59,580
Depreciation and amortization	18,546	15,542	13,728
Other segment expenses(2)	17,174	15,794	12,829
Legal settlement	—	—	27,000
Operating loss	(40,778)	(45,665)	(61,707)

Other income (expense), net	(1,171)	(1,183)	123
Loss on early extinguishment of debt	—	(5,308)	—
Interest income	1,798	1,891	—
Interest expense	(13,329)	(7,056)	(4,129)
Income tax expense (benefit)	1,159	213	(64)
Net loss	$(54,639)	$(57,534)	$(65,649)
(1)	Other cost of goods sold include costs associated with inventory adjustments and royalties
(2)	Other segment expenses include bonus, salaries and management support related to selling functions

Product sales attributed to a country or region include product sales to hospitals, physicians and distributors. No individual customer accounted for more than 10% of total product sales for any of the periods presented. No customer accounted for more than 10% of consolidated accounts receivable as of December 31, 2024 and 2023.

The following table represents total net revenue by geographic area, based on the location of the customer for the years ended December 31, 2024, 2023 and 2022, respectively:

	Year Ended December 31,
	2024	2023	2022
United States	$212,145	$183,505	$158,105
International	44,037	32,884	23,278
Total net revenue	$256,182	$216,389	$181,383

No individual country with net revenue originating outside of the United States accounted for more than 10% of consolidated net revenue for the years ended December 31, 2024, 2023 and 2022.

The following table represents total non-current assets, excluding deferred taxes, by geographic area for the years ended December 31, 2024 and 2023, respectively:

	Year Ended December 31,
	2024	2023
United States	$87,118	$89,531
Finland	25,069	25,032
Other International	8,986	9,616
Total assets	$121,173	$124,179

x

NOTE 17. SUBSEQUENT EVENT

Pending Merger with Zimmer, Inc.

On January 28, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Zimmer, Inc. (“Zimmer”), a Delaware corporation and wholly owned subsidiary of Zimmer Biomet Holdings, Inc. (“Zimmer Biomet”), Gazelle Merger Sub I, Inc. (“Merger Sub”), a Delaware corporation and wholly owned subsidiary of Zimmer, and, for certain provisions of the Merger Agreement, Zimmer Biomet. Subject to the terms and conditions of the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly owned subsidiary of Zimmer.

Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding share of the Company’s common stock, par value $0.01 per share (“Company common stock”) (other than shares owned by the Company, Zimmer, Merger Sub or any of their respective subsidiaries (which shares will be canceled) and shares with respect to which appraisal rights are properly exercised and not withdrawn under Delaware law), will automatically be converted into the right to receive (i) $13.00 in cash, without interest and (ii) one contractual contingent value right (a “CVR”) representing the right to receive up to $1.00 per CVR pursuant to the CVR Agreement to be entered into at or prior to the Effective Time, by and between Zimmer, a rights agent and, for certain provisions, Zimmer Biomet.

The consummation of the Merger is subject to certain closing conditions, including (i) the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of Company common stock, (ii) the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) certain other foreign regulatory approvals and (iv) the absence of any legal restraints that have the effect of preventing the consummation of the Merger. Additionally, Zimmer and Merger Sub’s obligations to consummate the Merger is subject to the absence of a Material Adverse Effect (as defined in the Merger Agreement) on the Company having occurred since the date of the Merger Agreement.  Moreover, each party’s obligation to consummate the Merger is subject to certain other conditions, including the accuracy of the other party’s representations and warranties in the Merger Agreement (subject to certain materiality qualifiers) and the other party’s compliance in all material respects with its obligations under the Merger Agreement. Consummation of the Merger is not subject to a financing condition.

The Merger Agreement generally requires the Company to operate its business in the ordinary course consistent with past practice, and subjects the Company to customary interim operating covenants that restrict the Company from taking certain specified actions without Zimmer’s approval, in each case, until the Merger is completed or the Merger Agreement is terminated in accordance with its terms and subject to certain exceptions.

The Merger Agreement contains certain customary termination rights for the Company and Zimmer, including a right to terminate the Merger Agreement if the Merger is not completed by November 28, 2025 (as such date may be extended to January 28, 2026, pursuant to the terms of the Merger Agreement, the “Outside Date”). The Merger Agreement further provides that, upon termination of the Merger Agreement under certain specified circumstances, including, among others, the Company’s termination of the Merger Agreement to enter into a written definitive agreement for a Superior Proposal (as defined in the Merger Agreement) or following a change in recommendation of the Company’s Board of Directors, the Company will be obligated to pay Zimmer a termination fee of $40 million.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosures.

Management, including the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were not effective as of December 31, 2024, because of the material weaknesses in our internal control over financial reporting described below.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.

Management, including the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, based on criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment and those criteria, management identified material weaknesses in internal control as described below. Consequently, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2024.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During fiscal year 2024, errors were identified with respect to our accounting for the valuation and existence of inventory, including the calculation of the excess and obsolescence reserve, capitalization of purchase price variances, and the existence of inventory located both at the Company’s warehouse and at third party vendors. Additionally, we have identified other material weaknesses during fiscal year 2024 related to customer pricing around recorded revenue and general IT controls.  As of the end of the 2024 fiscal year the material weaknesses identified have not been remediated.  The material weaknesses are as follows (the “Material Weaknesses”):

●a material weakness in the control environment component of COSO as the Company lacked a sufficient complement of financial and accounting personnel with the necessary technical and accounting knowledge, experience, and training related to accounting in accordance with GAAP.

●the material weakness in the control environment contributed to a lack of controls designed and implemented to timely prevent a material misstatement in the accounting for the existence and valuation of inventory. The identified control deficiencies, individually and in the aggregate, are material weaknesses relating to: (i) the calculation of the excess and obsolescence reserve (ii) capitalization of purchase price variances and (iii) existence and completeness of inventory on hand.

●a material weakness in the monitoring component of COSO as management did not design and implement effective ongoing monitoring activities over the execution of business performance reviews and account analysis, as well as the application of GAAP, which resulted in the inability to identify material errors in the financial statements and to communicate all relevant internal control deficiencies to those parties responsible for taking corrective action in a timely manner.

●a material weakness resulting from the lack of designed and documented controls within the process of recording customer pricing or pricing changes at the Company’s domestic and international operations. Specifically, the Company did not document and maintain review controls over validating accuracy on initial contract pricing and changes during the year.

●a material weakness from the failure to design and maintain effective information technology (“IT”) general computer controls over the IT systems used within the processing of key financial transactions at the Company’s international operations. Specifically, management did not design and maintain user access controls to ensure appropriate segregation of duties over the preparation and review of journal entries, or adequately restrict user and privileged access to financial applications, programs, and data to appropriate company personnel.

The Material Weaknesses above could result in future misstatements of the accounts or disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected.

The effectiveness of our internal control over financial reporting as of December 31, 2024, was audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in its report, which is included herein.

Plan for Remediation of the Material Weaknesses

Management, with oversight by the Audit Committee of the Board, is devoting significant time, attention, and resources to remediate the Material Weaknesses and to strengthen its internal control over financial reporting. We have developed a remediation plan that includes:

●	Evaluating and updating (as appropriate) the organizational design and reporting structure of the controllership function, including evaluating the sufficiency, experience, and training of personnel within our accounting function.
●	Hiring, developing, and retaining accounting resources with appropriate accounting and internal controls expertise related to accounting in accordance with U.S. GAAP.
●	Engaging third-party resources with the appropriate technical knowledge and experience to assist with accounting, designing and implementing related control activities.
●	Designing and implementing additional and/or enhancing controls relating to the valuation and existence of inventory, including the calculation of the excess and obsolescence reserve, capitalization of purchase price variances, existence and completeness of inventory.
●	Designing and implementing effective monitoring activities over the execution of business performance reviews, account analysis and enhanced communication of internal control deficiencies to those parties responsible for taking corrective action in a timely manner.

●	Designing, implementing and documenting a formalized control plan related to customer pricing, including reviews validating accuracy on initial contract pricing and price changes recorded during the year.
●	Designing and implementing a formalized control plan related to IT general controls, including controls related to managing access to financially significant systems and segregation of duties within our IT environment at the Company’s international operations.

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

Changes in Internal Control Over Financial Reporting

During 2024, the Company expanded NetSuite to Ireland, Germany, Italy, and the Republic of South Africa. NetSuite became the primary financial reporting and resource planning system for the Company’s international operations. The implementation of NetSuite has materially changed the Company’s internal control over financial reporting for these operations.

Except as set forth in connection with our Material Weaknesses and the change noted above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees, and other covered persons. The Company believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Form 10-K.

The information required by this Item 10 regarding our directors, executive officers and corporate governance will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of stockholders and is incorporated herein by reference or will be set forth in an amendment to this Annual Report to be filed on Form 10-K/A with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of stockholders and is incorporated herein by reference or will be set forth in an amendment to this Annual Report to be filed on Form 10-K/A with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of stockholders and is incorporated herein by reference or will be set forth in an amendment to this Annual Report to be filed on Form 10-K/A with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of stockholders and is incorporated herein by reference or will be set forth in an amendment to this Annual Report to be filed on Form 10-K/A with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of stockholders and is incorporated herein by reference or will be set forth in an amendment to this Annual Report to be filed on Form 10-K/A with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report.

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

(3)	Exhibits required by Item 601 of Regulation S-K

The following exhibits are included within or incorporated herein by reference:

Yes

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	File Number	Filed Herewith
2.1 ˄	Agreement and Plan of Merger, dated January 28, 2025, by and among Zimmer, Inc., Paragon 28, Inc., Gazelle Merger Sub I and Zimmer Biomet Holdings, Inc.	8-K	2.1	1/29/2025	001-40902
3.1	Amended and Restated Certificate of Incorporation of Paragon 28, Inc.	8-K	3.1	10/19/2021	001-40902
3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Paragon 28, Inc.	8-K	3.1.1	5/19/2023	001-40902
3.2	Second Amended and Restated Bylaws	8-K	3.2	5/19/2023	001-40902
4.1	Form of Common Stock Certificate	S-1/A	4.2	10/8/2021	333-259789
4.2	Amended and Restated Investors’ Rights Agreement, dated as of July 28, 2020, by and between Paragon 28, Inc. and the investors party thereto	S-1	4.3	9/24/2021	333-259789
4.3	Description of Paragon 28, Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K/A	4.3	8/8/2024	001-40902
10.1+	2021 Incentive Plan of Paragon 28, Inc.	S-8	99.2(a)	10/20/2021	333-260367
10.2+	Omnibus Stock Option and Award Plan	S-1	10.4	9/24/2021	333-259789
10.2(a)+	Form of Award Agreement pursuant to Omnibus Stock Option and Award Plan	S-1	10.4(a)	9/24/2021	333-259789
10.3	Form of Indemnification Agreement	S-1/A	10.5	10/12/2021	333-259789
10.4+	Form of Non-Employee Director Compensation Policy	S-1/A	10.9	10/8/2021	333-259789
10.5(a)+	Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Incentive Award Plan	S-1/A	10.10(a)	10/8/2021	333-259789
10.5(b)+	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Incentive Award Plan	S-1/A	10.10(b)	10/8/2021	333-259789
10.6+	Employment Agreement, effective as of October 8, 2021, by and between Paragon 28, Inc. and Albert DaCosta	S-1	10.12	10/8/2021	333-259789

10.7+	Employment Agreement, effective as of August 5, 2024, by and between Paragon 28, Inc. and Chadi Chahine	10-Q	10.1	8/8/2024	001-40902
10.8+	Employment Agreement, effective as of October 8, 2021, by and between Paragon 28, Inc. and Matthew Jarboe	S-1	10.14	10/8/2021	333-259789
10.9+	2021 Employee Stock Purchase Plan	S-8	99.3	10/20/2021	333-260367
10.10	Contract to Buy and Sell Real Estate	10-K	10.16	3/8/2022	001-40902
10.11	Business Loan Agreement, effective as of March 24, 2022, by and between Zions Bancorporation, N.A., d/b/a Vectra Bank Colorado, and Paragon 28, Inc.	10-Q	10.1	5/9/2022	001-40902
10.12	First Amendment to Business Loan Agreement, effective as of November 10, 2022, by and between Zions Bancorporation, N.A. dba Vectra Bank Colorado and Paragon 28, Inc.	10-Q	10.3	11/10/2022	001-40902
10.13	Second Amendment to Business Loan Agreement, effective as of November 2, 2023, by and between Paragon 28, Inc. and Zions Bancorporation, N.A. DBA Vectra Bank Colorado.	8-K	10.2	11/07/2023	001-40902
10.14˄	Credit Agreement, dated as of November 2, 2023, among the Company, as a borrower, Paragon Advanced Technologies, Inc., as a borrower, the lenders party thereto, Ares Capital Corporation, as administrative agent and as collateral agent, and ACF FINCO I LP, as revolving agent.	8-K	10.1	11/07/2023	001-40902
10.15+	Employment Agreement, effective as of July 27, 2023, by and between Paragon 28, Inc. and Robert McCormack	10-Q	10.1	11/8/2023	001-40902
19.1	Paragon 28 Inc. Insider Trading and Disclosure Policy					X
21.1	List of Subsidiaries.					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included in the signature page to this Form 10-K)					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Paragon 28, Inc. Policy for Recovery of Erroneously Awarded Compensation	10-K	97.1	2/29/2024	001-40902
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Indicates management contract or compensatory plan.
˄

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

PARAGON 28, INC.

Date: March 6, 2025	By:	/s/ Albert DaCosta
	Name:	Albert DaCosta
	Title:	Chief Executive Officer

PARAGON 28, INC.

Date: March 6, 2025	By:	/s/ Chadi Chahine
	Name:	Chadi Chahine
	Title:	Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Albert DaCosta, Chadi Chahine, and Robert McCormack attorneys-in-fact, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10 K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Albert DaCosta	Chairman and Chief Executive Officer	March 6, 2025
Albert DaCosta	(Principal Executive Officer)

/s/ Chadi Chahine	Chief Financial Officer	March 6, 2025
Chadi Chahine	(Principal Financial Officer)

/s/ Thomas Schnettler	Director	March 6, 2025
Thomas Schnettler

/s/ Quentin Blackford	Director	March 6, 2025
Quentin Blackford

/s/ Alfred Grunwald	Director	March 6, 2025
Alfred Grunwald

/s/ B. Kristine Johnson	Director	March 6, 2025
B. Kristine Johnson

/s/ Stephen Oesterle	Director	March 6, 2025
Stephen Oesterle

/s/ Meghan Scanlon	Director	March 6, 2025
Meghan Scanlon

/s/ Kristina Wright	Director	March 6, 2025
Kristina Wright

/s/ David Demski	Director	March 6, 2025
David Demski