Form 10-K/A
period 2024-12-31
Paragon 28, Inc.
filed 2025-04-21
CIK 1531978

UNITED STATES
SECURITIES AND EXCHANGE COM
MISS
ION
Washington, D.C. 20549

FORM
10-K
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
The number of shares of Registrant’s common stock outstanding as of April 15, 2025 was 84,152,663.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY
NOTE
On March 6, 2025, Paragon 28, Inc. filed its Annual
Report
on Form
10-K
for the fiscal year ended December 31, 2024 (“Original Form
10-K”).
The Original Form
10-K
omitted portions of Part III, Items 10 (
Directors, Executive Officers and Corporate Governance
), 11 (
Executive Compensation
), 12 (
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
), 13 (
Certain Relationships and Related Transactions, and Director Independence
), and 14 (
Principal Accountant Fees and Services
) in reliance on General Instruction G(3) to Form
10-K,
which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form
10-K,
in either case filed with the Securities and Exchange Commission (“SEC”) not later than 120 days after the end of the fiscal year.
Accordingly, this Amendment No. 1 to Form
10-K
(“Amendment”) is being filed solely to:

•	amend and restate Part III, Items 10, 11, 12, 13, and 14 of the Original Form 10-K to include the information required by such Items;

•	delete the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K; and

•
file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule
12b-15
under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The
Sarbanes-Oxley
Act of 2002.

This Amendment does not otherwise change or update any of the disclosures set forth in the Original Form
10-K
and does not otherwise reflect any events occurring after the filing of the Original Form
10-K.
Accordingly, the Amendment should be read in conjunction with the Original Form
10-K
and the Company’s filings made with the SEC subsequent to the filing of the Original Form
10-K.
Capitalized terms used herein and not otherwise defined are defined as set forth in the Original Form
10-K.
As used in this report, unless otherwise stated or the context otherwise requires: “we,” “us,” “our,” “P28,” the “Company,” and similar references refer to Paragon 28, Inc. and its subsidiaries, and “common stock” refers to our common stock.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The table below identifies and sets forth certain biographical and other information regarding our directors as of April 18, 2025.

Name	Age	Position/Office Held With the Company	Director Since	Independent
Albert DaCosta	51	Chairman, President and Chief Executive Officer	2012	No
B. Kristine Johnson(2)(3)	73	Independent Director	2021	Yes
Quentin Blackford(1)(2)	46	Independent Director	2022	Yes
Alf Grunwald(1)(4)	64	Independent Director	2017	Yes
Stephen Oesterle, M.D.(3)(4)	74	Independent Director	2021	Yes
Meghan Scanlon(2)(3)(4)	52	Independent Director	2022	Yes
Thomas Schnettler(1)	68	Lead Independent Director	2020	Yes
Kristina Wright	48	Director	2021	Yes
David Demski	66	Independent Director	2024	Yes

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.
(4)	Member of the Quality, Technology and Regulatory Committee.

Meghan Scanlon has served as a member of our Board since April 2022. Ms. Scanlon has served as Senior Vice President and President, Urology Division of Boston Scientific Corporation (NYSE: BSX), a medical device company, since February 2020. She previously held various leadership positions at Boston Scientific, in global marketing and general management since September 2014. Prior to Boston Scientific, Ms. Scanlon worked at DePuy Synthes, Mitek Sports Medicine, the orthopedics company of Johnson & Johnson from July 2000 to September 2014. These experiences include driving global expansion and product launches, integrating multiple high growth acquisitions, directing high impact strategic and portfolio planning and leading high performing talent and DEI cultures. Ms. Scanlon is a member of the Board of Directors of the Medical Device Manufacturers Association, a national trade association providing educational and advocacy assistance to innovative and entrepreneurial medical technology companies, since June 2022. Ms. Scanlon holds a B.S. in Mechanical Engineering from Tufts University, and both a M.B.A and a M.S. in Mechanical Engineering from the Massachusetts Institute of Technology. We believe that Ms. Scanlon is qualified to serve on our Board due to her cross functional experience in engineering, sales, marketing and general management at various medical device companies (including orthopedics) where she has had extensive experience as a senior executive.

Thomas Schnettler has served as a member of our Board since July 2020 and currently serves as our lead independent director. He is currently Vice Chairman of Piper Sandler Companies, President of Piper Sandler Investment Group, Inc. and a Managing Director in the merchant banking group. In his merchant banking role, Mr. Schnettler serves as a Managing Director of PSC Capital Partners LLC, the registered investment adviser to the Piper Sandler merchant banking private funds. Mr. Schnettler also served as president and chief operating officer of Piper Sandler from 2008 to 2011, and as chief financial officer between 2006 and 2008. Prior to that, Mr. Schnettler served as head of the Piper Sandler corporate and institutional services business beginning in 2002, and as head/co-head of investment banking beginning in 2000. From 1989 to 2000, he co-founded and led the healthcare investment banking group. Mr. Schnettler has served on the board of Akoya Biosciences, Inc. (Nasdaq: “AKYA”), a life sciences technology company, since September 2019; Elligo Health Research, a healthcare clinical trials company, since May 2019; Moxe Health Corporation, a healthcare data interoperability company, since May 2022;

and Integrity Orthopaedics, Inc., an orthopedic soft tissue repair company, since December 2023. He served on the board of, or held board observation responsibility for, Torax Medical, Inc., a medical device company, from September 2012 to March 2017, Sport Ngin, a software and mobile apps company, from February 2014 to July 2016, and MDX Medical, Inc. (d/b/a Sapphire Digital), a health care engagement platform, from June 2013 to September 2021. Mr. Schnettler graduated from Saint John’s University in Collegeville, Minnesota and holds a juris doctorate from Harvard Law School. We believe Mr. Schnettler is qualified to serve on our Board due to his extensive experience in advising companies in the life science market and his experience serving on the board of multiple life science companies.

Kristina Wright has served as a member of our Board since December 2021 and served as our Interim Chief Financial Officer from April 2024 to August 2024. Ms. Wright served as the Chief Financial Officer of Cleerly, a digital healthcare company transforming the way clinicians approach the treatment of heart disease, from May 2023 to January 2024. Previously, Ms. Wright served as Vice President and General Manager of the Brain Modulation business of Medtronic, plc, a medical device company, from December 2021 to March 2023. Prior to that, she was Vice President and Chief Financial Officer for the Neuromodulation Operating Unit of Medtronic, plc, from July 2020 to November 2021 and has held various leadership positions at Medtronic, plc, in both finance and corporate development since August 2010. Prior to Medtronic, plc, Ms. Wright worked at PricewaterhouseCoopers, LLP, in the Audit and Assurance and Transaction Services practices from 1999 to 2010. Ms. Wright holds a B.S. in Accounting from the University of Minnesota, and an M.B.A from the Fuqua School of Business at Duke University. We believe that Ms. Wright is qualified to serve on our Board due to her experience as an executive at medical device companies and her background as an accountant.

Albert DaCosta is one of our cofounders. He has served as our Chief Executive Officer and President since 2012 and was appointed to our Board in 2012. Mr. DaCosta is a veteran in the foot and ankle industry with over 18 years of experience. Prior to establishing Paragon 28, Mr. DaCosta was a distributor for both Pioneer Surgical and Biomet Sports Medicine from 2009 to 2010. Previously, Mr. DaCosta served as the Director of Biologics & Extremities for Wright Medical. He also served as President & Founder of Body Beautiful Laser Centers in South Florida in 2006 and President of Non-Invasive Solutions in 2005, as well as a sales representative for Linvatec in 2003. Mr. DaCosta earned a B.S. in Chemical Engineering from the University of Florida with a minor in Business. We believe Mr. DaCosta is qualified to serve on our Board due to his extensive knowledge as one of our company’s founders and Chief Executive Officer, and his prior commercial and general management experience with both public and private companies.

B. Kristine Johnson has served as a member of our Board since December 2021. Ms. Johnson served as President and General Partner of Affinity Capital Management, a venture capital firm, from 2000 until 2024. She also has served as a member of the board of directors of AtriCure, Inc. (Nasdaq: “ATRC”), a medical device company, since March 2017. Ms. Johnson has served as a member of the board of directors of and ClearPoint Neuro, Inc. (Nasdaq: “CLPT”), a medical device company, since August 2019. Ms. Johnson served as a member of the board of directors of ViewRay, Inc. (Nasdaq: “VRAY”), a company that develops radiation therapy technology, from April 2020 until October 2023. She served as a member of the board of directors of Piper Sandler, an investment banking firm, from 2003 to 2019, where she was lead director from 2012 to 2018. Ms. Johnson served as a member of the board of directors of The Spectranetics Corporation (Nasdaq: “SPNC”), a medical device company, from 2012 to 2017. She held various executive leadership positions at Medtronic, plc (NYSE: “MDT”) from 1982 to 1999. She graduated summa cum laude with a B.A. from St. Olaf College. We believe Ms. Johnson is qualified to serve on our Board of Directors due to her senior management experience in the medical device industry, her investment banking experience and her extensive experience on public company boards.

Quentin Blackford has served as a member of our Board since August 2022. Mr. Blackford currently serves as the President and Chief Executive Officer at iRhythm Technologies (NASDAQ: IRTC), a leading digital healthcare solutions company. Prior to iRhythm Technologies, Mr. Blackford served at Dexcom, Inc. from 2017 to 2021, first as Chief Financial Officer and then as Chief Operating Officer. Prior to Dexcom, Mr. Blackford served at Nuvasive, Inc. from 2009 to 2017, including as Chief Financial Officer and as Head of Strategy and Corporate Integrity from 2014 to 2017. Prior to 2009, Mr. Blackford served at Zimmer Biomet, Inc. (NYSE: ZBH) in various senior financial leadership positions. Since October 2017, Mr. Blackford also serves as a member of the board of directors of Alphatec Holdings, Inc. (NASDAQ: ATEC), where he serves on the compensation committee and audit committee. Mr. Blackford is a Certified Public Accountant (inactive) and received dual Bachelor of Science degrees in Accounting and Business Administration from Grace College. We believe Mr. Blackford is qualified to serve on our Board due to his broad leadership skills and extensive experience in the life sciences industry.

Alf Grunwald has served as a member of our Board since February 2017. Since October 2015, he has served as the Chief Executive Officer of Black Forest One GmbH & Co KG and Managing Director of Black Forest Medical Holding GmbH, which are part of the Biedermann Group, and as the Chief Executive Officer of artprivat GmbH, an independent investment advisory firm. From 2006 to 2016, Mr. Grunwald served as an Associate Professor at the University of Applied Science Offenburg. From 2004 to 2015, he worked as both an independent management consultant and as a consultant for Techno Cap GmbH, which he founded. Prior to that, he served as a venture partner and then a partner at E.M. Warburg Pincus LLC from 1997 to 2004 and held various positions at Deloitte from 1995 to 1999, where he ultimately served as CEO and President of the ICS group and as a Senior Executive Advisor. Mr. Grunwald also founded T.L. Onyx Inc. in 1995, where he served as the chairman from 2002 to 2007. Mr. Grunwald has served as a director of LIM Innovations, Inc., a prosthetic socket technology company, since June 2017 and as a director of Starlight Cardiovascular, since September 2021. He previously served as a director of Nemaris Inc., a surgical planning software company; EonTec Inc., an enterprise software provider; APP Group, a management consulting firm; Shinka Technologies, an information technology and services company; Synquest, a supply chain management company; and RadNet Inc., an information technology company. Mr. Grunwald earned a degree in engineering from University of Applied Science Offenburg. We believe Mr. Grunwald is qualified to serve on our Board due to his broad leadership skills and extensive strategic advising experience.

Stephen Oesterle, M.D. has served as a member of our Board since January 2021 and served as our lead director from October 2021 to February 2022. He is a consultant, advising private equity and operating companies in the healthcare industry. From January 2002 to November 2015, he was a member of the Executive Committee of Medtronic plc, serving as Senior Vice President of Medicine and Technology. Previously, he served as an Associate Professor of Medicine and Director of Invasive Cardiology Services at each of Massachusetts General Hospital (1998 to 2002), Stanford University Medical Center (1992 to 1998) and Georgetown University Medical Center (1991 to 1992). Dr. Oesterle has served as director of Baxter International Inc. (NYSE: “BAX”), a multinational healthcare company, since 2017. Dr. Oesterle has served as a Director of Peijia Medical, (9996.HK) since January 2021. Dr. Oesterle has also served as an advisor to Temasek Holdings LTD and EQT Partners since 2015. He previously served as a director of REVA Medical, Inc. from February 2018 to May 2019 and of HeartWare International, Inc. (HeartWare) from January 2016 to November 2016, prior to Medtronic’s acquisition of HeartWare. Dr. Oesterle previously served as director of Sigilon Therapeutics, Inc. (Nasdaq: “SGTX”), as therapeutics company, from 2016 until it was acquired in August 2023. Dr. Oesterle is a summa cum laude graduate of Harvard College and received his medical doctorate from Yale University. We believe that Dr. Oesterle is qualified to serve on our Board of Directors due to his experience as an executive and member of the boards of directors of multiple life science companies.

David Demski, has served as a member of our Board since December 2024. Mr. Demski served as the President and CEO of Globus Medical from August 2017 to April 2022. He previously served as Globus’ CFO from 2003 to July 2008 and as its President, Emerging Technologies. Prior to joining Globus Mr. Demski founded Cornerstone Capital LBO Fund, a boutique leveraged buyout consultancy. Mr. Demski’s experience also includes serving as Vice President for Gilo Ventures, a Silicon Valley-based venture capital fund, and serving as Chief Operating Officer of Rendall and Associates, a telecommunications-focused consulting firm. Mr. Demski has served as a member of the board of directors of Alphatec Spine (NASDAQ: ATEC) since October 2023. He also served on the board of Axonics, Inc. from January 2021 until their acquisition by Boston Scientific in November 2024. Previously he was an audit supervisor for Peat, Marwick, Mitchell & Company. Mr. Demski received a B.S. in Business Administration from the University of Michigan and an M.B.A. from Stanford Graduate School of Business. We believe that Mr. Demski is qualified to serve on our Board of Directors due to his extensive medical device and management experience.

Executive Officers

The table below identifies and sets forth certain biographical and other information regarding our executive officers as of April 18, 2025.

Name	Age	Position/Office Held With the Company
Albert DaCosta	51	Chairman, President and Chief Executive Officer
Chadi Chahine	52	Chief Financial Officer
Matthew Jarboe	42	Chief Commercial Officer
Robert McCormack	58	General Counsel and Corporate Secretary
Drew Hill	41	Executive Vice President of Research and Development

Mr. DaCosta’s biographical information is set forth above under in “Directors.”

Chadi Chahine has served as our Chief Financial Officer and executive Vice President of Supply Chain Operations since August 2024. Previously, Mr. Chahine served as Group CFO – Global Business Group for Zimmer Biomet Holdings, Inc. from August 2022 to March 2024. Prior to that he served as Chief Operating Officer – Stanley Security, formerly an operating division of Stanley Black & Decker, from July 2021 to July 2022 and as Chief Financial Officer from March 2020 to October 2021. From January 2019 to March 2020, Mr. Chahine served as Chief Financial Officer of CIRCOR International, Inc. Prior to that he was with Smith & Nephew serving as CFO – USA from February 2017 to December 2018 and as Chief Financial Officer – International Markets from January 2012 to January 2017. Mr. Chahine holds a Bachelor of Commerce in Accounting from Université du Québec à Montréal, Quebec Canada and a Bachelor of Science in Mathematics and Economics from Université de Montréal, Quebec Canada.

Matthew Jarboe has served as our Chief Commercial Officer since July 2018. Mr. Jarboe joined Paragon 28 in December 2012 as our National Sales Manager, where he was tasked with building and training our U.S. Sales Force and Sales Management Teams. As the leader of our sales department, he was promoted to Director of Sales in 2014, then to Executive Vice President of Sales in 2016. As our Chief Commercial Officer, Mr. Jarboe oversees sales, marketing, national accounts, commercial operations and international business. Prior to joining Paragon 28, Mr. Jarboe spent six years as a leading foot and ankle sales representative with Wright Medical. Mr. Jarboe began his career in medical device as an Associate Sales Representative with Stryker Endoscopy. Mr. Jarboe graduated from Kalamazoo College (Kalamazoo, MI) with a B.A. in Economics and Business.

Robert McCormack has served as our General Counsel and Corporate Secretary since August 2023. Previously, he served as the Chief Legal Officer of ViewRay, Inc. from August 2018 to July 2023. Prior to joining ViewRay, between 2017 to 2018, he served as Deputy General Counsel at Cherwell Software. From 2015 to 2017, he served as Deputy General Counsel at The Spectranetics Corporation. From 2011 to 2015, he served as Senior Counsel at GE Healthcare. From 2008 to 2011, he served as Senior Counsel at Covidien. Prior to that, Mr. McCormack worked in private practice where he focused on corporate, securities, mergers and acquisitions, and general business matters. Mr. McCormack holds a J.D. from the University of Denver, College of Law and a B.S. in Finance from Metropolitan State University of Denver.

Drew Hill joined Paragon 28 in October of 2023 as Executive Vice President of Research and Development, leading a team inclusive of Engineering, Clinical Affairs, Disior, and Patient Specific Implants. Drew has more than 16 years of experience across the medical device, pharmaceutical, and consumer products space. From 2018 to joining Paragon 28 in 2023, he held various leadership roles with ViewRay including Senior Vice President of Operations and Development and Vice President of Manufacturing. Prior to ViewRay, Drew was the Director of Operations of the Colorado Springs location of Philips Image Guided Therapy, formerly Spectranetics, and prior to Spectranetics he held various roles at GSK Vaccines, formerly Novartis Vaccines. Drew holds an MBA and an SM in Chemical Engineering from the Massachusetts Institute of Technology and a BS in Chemical Engineering from the University of Florida.

Family Relationships
There are no family relationships among our directors and executive officers.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our executive officers and directors, our principal accounting officer and persons who beneficially own more than ten percent of our Common Stock to file with the SEC reports of their ownership and changes in their ownership of our Common Stock. To our knowledge, based solely on (i) review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2024 filed with the SEC and (ii) written representations by our directors and executive officers, all required Section 16 reports under the Exchange Act for our directors, executive officers, principal accounting officer and beneficial owners of greater than ten percent of our Common Stock were filed on a timely basis during the year ended December 31, 2024.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct and ethics is available on our website at
https://ir.paragon28.com/governance/governance-documents/default.aspx.
We expect that any amendments to the code, or any waivers of its requirements, will be disclosed on our website. The reference to our web address
does not constitute incorporation by reference of the information contained at or available through our website.
Insider Trading Compliance Policy
We have adopted an Insider Trading Compliance Policy (the “Insider Trading Policy”), which governs the purchase, sale and other dispositions of the Company’s securities and applies to all officers, directors and employees of the Company. We believe the policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations. It is also our policy to comply with applicable insider trading laws and regulations with respect to transactions in our own securities. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to the Original
10-K.
Audit Committee
The current members of our Audit Committee are Messrs. Blackford, Grunwald and Schnettler. Mr. Schnettler was appointed interim chairperson of the committee in April 2024, replacing Ms. Wright, who was appointed as our Interim Chief Financial Officer in April 2024. All members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and the New York Stock Exchange. Our Board has determined that Mr. Schnettler is an audit committee financial expert as defined under the applicable rules of the SEC and has the requisite financial sophistication as defined under the applicable rules and regulations of the New York Stock Exchange. Pursuant to the rules of the SEC, members of the Audit Committee also meet heightened independence standards and all of the current members of the Audit Committee meet these heightened standards. The Audit Committee operates under a written charter that satisfies the applicable standards of the SEC and the New York Stock Exchange. A copy of the Audit Committee charter is available to security holders on the Company’s website at https:www.ir.paragon28.com/governance.
Item 11. Executive Compensation.
Report of the Compensation Committee of the Board of Directors
The Compensation Committee has reviewed and discussed the following Compensation Discussion and Analysis required by Item 402(b) of Regulation
S-K
with management. Based on such review and discussion, the Compensation Committee has recommended to the Board of Directors that the section titled “Compensation Discussion and Analysis” be included in the annual report on Form
10-K/A
for the fiscal year e
nd
ed December 31, 2024.

Respectfully submitted by the members of the Compensation Committee of the Board of Directors:

Quentin Blackford (Chair)

B. Kristine Johnson

Meghan Scanlon

The Compensation Committee report shall not be deemed “soliciting material” or incorporated by reference by any general statement incorporating by reference this 10K/A into any filing under the Securities Act or the Exchange Act and shall not otherwise be deemed filed under these Acts.

COMPENSATION DISCUSSION AND ANALYSIS

In this Compensation Discussion and Analysis (“CD&A”), we provide an overview and analysis of the compensation awarded to or earned by our named executive officers (collectively, the “NEOs”) identified in the Summary Compensation Table below during 2024, including the elements of our compensation program for NEOs, material compensation decisions made under that program for 2024 and the material factors considered in making those decisions. Our NEOs for the year ended December 31, 2024, which consist of our principal executive officer, our principal financial officer (including our former principal financial officer, former interim principal financial officer and current principal financial officer and principal of supply chain operations), our principal commercial officer, our principal legal officer and our principal research and development officer for 2024 are:

•	Albert DaCosta, our Chairman, President and Chief Executive Officer (our “CEO”);

•	Stephen Deitsch, our former Chief Financial Officer;

•	Kristina Wright, our former Interim Chief Financial Officer;

•	Chadi Chahine, our Chief Financial Officer and Executive Vice President (“EVP”) of Supply Chain Operations;

•	Matthew Jarboe, our Chief Commercial Officer;

•	Robert S. McCormack, our General Counsel and Corporate Secretary; and

•	Andrew “Drew” Hill, our EVP of Research and Development.

Executive Transitions

Mr. Deitsch resigned as our Chief Financial Officer, effective April 5, 2024. Ms. Wright was appointed as our Interim Chief Financial Officer effective April 3, 2024. Mr. Chahine was appointed as our Chief Financial Officer and EVP of Supply Chain Operations on August 5, 2024. Upon Mr. Chahine’s appointment, Ms. Wright ceased to serve the Company as Interim Chief Financial Officer but remained a member of the Board. References to our NEOs in discussions of annual bonuses and grants of equity-based compensation in this CD&A do not apply to Ms. Wright in her capacity as Interim Chief Financial Officer because she was not eligible for these programs in connection with this position.

This CD&A may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt following this Annual Report on Form 10-K/A may differ materially from currently planned programs as summarized in this CD&A.

Executive Summary

Who We Are

Paragon 28, Inc. is a leading medical device company exclusively focused on the foot and ankle orthopedic market and we are dedicated to improving patient lives. Our innovative orthopedic solutions, procedural approaches and instrumentation cover a wide range of foot and ankle ailments including fracture fixation, forefoot, ankle, progressive collapsing foot deformity (PCFD) or flatfoot, Charcot foot and orthobiologics. To treat these painful, debilitating or even life-threatening conditions, we provide a comprehensive portfolio of solutions that includes surgical implants and disposables, as well as surgical instrumentation. As of December 31, 2024, our broad suite of surgical solutions comprises over 90 product systems to help fit the specific needs of each patient and procedure. We design each of our products with both the patient and surgeon in mind, with the goal of improving outcomes, reducing ailment recurrence and complication rates, and making the procedures simpler, consistent and reproducible. We believe our passion, expertise, and exclusive focus in the foot and ankle market has allowed us to better understand the needs of our patients and physicians, which has enabled us to create innovations and enhanced solutions that disrupt and transform the foot and ankle market. As a result, we have experienced significant growth and momentum in our business.

We strive to disrupt and transform the market by focusing exclusively on the foot and ankle to develop and commercialize differentiated, high quality orthopedic solutions, and advanced procedural approaches and instrumentation that are collectively designed to enable surgeons to provide consistent, reproducible and effective outcomes. Our development strategy integrates all aspects of the procedure, and we seek to enhance support systems beyond implants. We develop procedure-specific solutions featuring meaningfully improved and purpose-built designs for implants and instrumentation, enhanced surgical techniques and clinical support. We rely on an unbiased, clinical, research-first approach to developing new products, which allows us to create disruptive technologies. Each of our systems is designed to deliver the surgeon an enhanced user-experience throughout the procedure, while improving patient outcomes and increasing the reproducibility of results. We couple this innovation and advancement with a dedication to medical education to support surgeons, patients and stakeholders within our organization, while also delivering our products through a clinically focused sales force.

We have developed a comprehensive portfolio of foot and ankle surgical systems and procedural techniques designed to address many of the conditions requiring surgery in the foot and ankle, including fracture fixation; forefoot; ankle; PCFD or flatfoot; Charcot foot; and orthobiologics. Each system typically includes numerous plates, screws, staples, nails, advanced joint and bone replacements, orthobiologics, and other implantation instruments and disposables. Except for our total talus spacer, which is authorized for marketing under a Humanitarian Device Exemption (HDE), our marketed products are either Class II medical devices cleared by the U.S. Food and Drug Administration (FDA) for specific indications, or they are Class I exempt for general orthopaedic use. We have no products that are Class III medical devices.

Our development pipeline is driven by our passion and commitment to designing products aimed at improving patient outcomes and creating surgical efficiencies. We have a dedicated team of design and development engineers that have embodied our research philosophy to drive continual innovation and a system of collaboration that allows us to harness and rapidly respond to customer feedback to drive development of new concepts and product iterations. The foregoing has helped us to expand our portfolio quickly and consistently, having launched over 90 product lines since 2011 including 13 product lines launched in 2024. We currently have more than 30 product and system offerings in our development pipeline and expect the majority to launch commercially in the next 24 months. We have also enhanced our offerings through licensing agreements and tuck-in acquisitions, such as our recent acquisitions of Additive Orthopaedics and Disior Oy.

2025 Merger with Zimmer, Inc.

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

Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding share of the Company’s common stock, par value $0.01 per share (“Company common stock”) (other than shares owned by the Company, Zimmer, Merger Sub or any of their respective subsidiaries (which shares will be canceled) and shares with respect to which appraisal rights are properly exercised and not withdrawn under Delaware law), will automatically be converted into the right to receive (i) $13.00 in cash, without interest (the “cash consideration”) and (ii) one contractual contingent value right (a “CVR”) representing the right to receive up to $1.00 per CVR pursuant to the CVR agreement to be entered into at or prior to the Effective Time, by and between Zimmer, a rights agent and, for certain provisions, Zimmer Biomet.

At the Effective Time, each outstanding (i) restricted stock unit (“RSU”) and (ii) RSU that is subject to both performance-based and time-based vesting conditions (“PSU”) will vest and be canceled, and the holder thereof will be entitled to receive, with respect to each share of Company common stock underlying such award (in the case of PSUs, assuming vesting of 140% of the target number of shares of Company common stock subject to such PSUs), (a) the cash consideration and (b) one CVR.

At the Effective Time, each outstanding and unexercised option to purchase shares of Company common stock (each of which we refer to as a “Option”) (other than Options granted pursuant to the Company’s Employee Stock Purchase Plan) will vest and be canceled, and the holder thereof will be entitled to receive, with respect to each share of Company common stock underlying such Option, (i) an amount in cash equal to the excess, if any, of the cash consideration over the per share exercise price of such Option and (ii) one CVR. Notwithstanding the foregoing, (a) any Option with a per share exercise price equal to or greater than the sum of the cash consideration and the maximum milestone payment amount pursuant to the CVR agreement will be canceled as of the Effective Time for no consideration, and (b) any Option with a per share exercise price that is equal to or greater than the cash consideration but less than the sum of the cash consideration and the maximum milestone payment amount pursuant to the CVR agreement will be canceled and converted into the right to receive solely one CVR with respect to each share of Company common stock underlying such Option (where the amount payable pursuant to the CVR agreement, if any, shall be reduced by the portion of such Option’s per share exercise price that exceeds the cash consideration).

With respect to the awards described above, the payment of the cash consideration (or portion thereof) will be made, subject to any applicable withholding taxes, as promptly as reasonably practicable following the effective time (and in no event later than the first regularly-scheduled payroll date that occurs more than five business days following the effective time).

The consummation of the Merger remains subject to various customary closing conditions, including (i) the absence of any legal restraints that have the effect of preventing the consummation of the Merger and (ii) the accuracy of the other party’s representations and warranties in the Merger Agreement (subject to certain materiality qualifiers) and the other party’s compliance in all material respects with its obligations under the Merger Agreement. Additionally, Zimmer and Merger Sub’s obligations to consummate the Merger is subject to the absence of a Material Adverse Effect (as defined in the Merger Agreement) on the Company having occurred since the date of the Merger Agreement. Consummation of the Merger is not subject to a financing condition.

2024 Executive Compensation Highlights

Based on our overall operating environment and these results, the Compensation Committee took the following key actions with respect to the compensation of our NEOs for and during 2024:

•	Base Salaries. Approved annual base salary increases, effective February 25, 2024, of 4.2% for our CEO (which he forfeited) and ranging from 1.85% to 4.5% for our other NEOs.

•

Annual Cash Bonuses. Approved target annual cash bonus award opportunities which represented approximately 100%, 65%, 70%, 70%, 50% and 50% of 2024 base salary for Messrs. DaCosta, Deitsch, Chahine, Jarboe, McCormack and Hill, respectively, under the Paragon 28, Inc. Annual Bonus Plan (the “2024 Bonus Plan”). Mr. DaCosta agreed to forfeit his 2024 annual bonus.

•

Long-Term Incentive Compensation. Granted long-term incentive compensation opportunities in the form of RSU awards for our NEOs other than Mr. Hill (given his receipt of a new hire award in October 2023) and in the form of PSU awards to each of our NEOs other than Ms. Wright.

•

Compensation Arrangements with Ms. Wright. In connection with her appointment as our Interim Chief Financial Officer, we entered into an Interim Chief Financial Officer Consulting Agreement dated April 3, 2024 (the “Wright Consulting Agreement”) with Ms. Wright. Pursuant to the Wright Consulting Agreement, Ms. Wright would serve as our Interim Chief Financial Officer in an independent contractor capacity. The Wright Consulting Agreement terminated when Ms. Wright ceased to serve as our Interim Chief Financial Officer in August 2024. Under the Wright Consulting Agreement, our compensation arrangements with Ms. Wright were as follows:

•	Compensation for services performed in the amount of $37,267 per month; and

•

Continued eligibility for the compensation provided under the Company’s Director Compensation Policy (as defined and described in the Section titled “Director Compensation” below). so long as Ms. Wright remains a member of our Board.

•

Compensation Arrangements with Mr. Chahine. In connection with his appointment as our Chief Financial Officer and EVP, we entered into an employment agreement dated August 5, 2024 (the “Chahine Employment Agreement”) with Mr. Chahine. Pursuant to the Chahine Employment Agreement, our initial compensation arrangements with Mr. Chahine were as follows:

•	an initial annual base salary of $550,000;

•	a target annual cash bonus opportunity equal to 70% of his annual base salary, as determined in the discretion of the Compensation Committee; and

•	a sign-on bonus of $300,000 to be paid in equal installments on the following schedule: August 5, 2024, February 5 and August 5, 2025, and February 5 and August 5, 2026.

•

An long-term incentive award with a target value of $3,800,000 comprised of 75% RSUs and 25% PSUs (the “Chahine Equity Award”). The Chahine Equity Award, which is subject to the terms and conditions of the 2021 Incentive Award Plan and an individual equity award agreement, vests as described in the Section titled “Long-Term Incentive Compensation”.

The Chahine Employment Agreement also provides for payments and benefits in the event of Mr. Chahine’s termination of employment in various circumstances, including in connection with a change in control of our Company. See the Section titled “Potential Payments Upon Termination or Change in Control” below.

In establishing Mr. Chahine’s initial compensation arrangement, we took into consideration the requisite experience and skills that a qualified candidate would need to manage a growing business in a dynamic and ever-changing environment, the competitive market for similar positions at other comparable companies based on a review of compensation survey data and the need to integrate him into the executive compensation structure that we had developed since our initial public offering of our equity securities, balancing both competitive and internal equity considerations.

Relationship Between Pay and Performance

We design our executive compensation program to align the attraction, motivation and retention of our executive officers, including our NEOs, with the goal of promoting the interests of our stockholders. In an effort to achieve this balance and to motivate and reward individual initiative and effort, we seek to ensure that a meaningful portion of our executive officers’ annual target total direct compensation opportunity is both “at- risk” and variable in nature.

We emphasize variable compensation that appropriately rewards our executive officers, including our NEOs through the following two principal compensation elements:

•

First, our executive officers participate in our annual cash bonus plan, which provides the opportunity for cash bonus awards if our executive officers produce short-term results aligned with long-term stockholder value, namely revenue and Adjusted Free Cash Flow (“aFCF”), that meet or exceed the business and financial objectives described in the Section titled “Corporate Performance Measures” set by the Compensation Committee, after considering our 2024 annual operating plan.

•

Second, we grant RSU and PSU awards, which in the aggregate comprise a majority of our NEOs’ annual target total direct compensation opportunities. The value of the RSU awards depends entirely on the value of our common stock. The value of the PSU awards additionally depends on achievement of financial objectives set by the Compensation Committee, as discussed in the Section titled “Executive Compensation Policies and Practices” below. RSU and PSU awards are intended to incentivize our NEOs to build sustainable long-term value for the benefit of our stockholders.

These variable pay elements ensure that, each year, a substantial portion of our executive officers’, including our NEOs’, target total direct compensation is contingent (rather than fixed) in nature, with the amounts ultimately payable subject to variability above or below target levels commensurate with our actual performance. We believe that these compensation elements provide balanced incentives for our executive officers to meet our business objectives and drive long-term growth.

Executive Compensation Policies and Practices

We endeavor to maintain sound governance standards consistent with our executive compensation policies and practices. The Compensation Committee reviews our executive compensation program on an annual basis to ensure consistency with our short-term and long-term goals given the dynamic nature of our business and the market in which we compete for executive talent. The following summarizes our executive compensation-related policies and practices that were in effect during 2024:

What We Do:

•

Maintain Independent Compensation Committee. The Compensation Committee is composed of a majority of independent directors who determine our compensation policies and practices. The Compensation Committee and our Board have established methods of communicating with our stockholders.

•

Annual Executive Compensation Review. The Compensation Committee reviews and approves our compensation strategy annually, including a review of our compensation peer group used for comparative purposes and a review of our compensation-related risk profile designed to ensure that our compensation programs do not encourage excessive or inappropriate risk-taking and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on us.

•

Maintain Independent Compensation Advisor. The Compensation Committee engaged Compensia, Inc. (“Compensia”) (as described below) as its compensation consultant to assist with its 2024 compensation review. Compensia performed no other consulting or other services for us in 2024.

•

Compensation At-Risk. Our executive compensation program is designed so that a significant portion of our executive officers’ compensation is “at risk” based on corporate performance, as well as equity-based, to align the interests of our executive officers and stockholders.

•

Multi-Year Vesting Requirements. The annual RSU awards granted to our executive officers are earned and/or vest over multi-year periods, consistent with current market practice and our retention and stockholder alignment objectives.

•

Performance-Based Vesting Requirements: The PSU awards granted to our NEOs vest based on our achievement level relative to aFCF (as well as Relative Total Stockholder Return (“rTSR”) for Mr. DaCosta and Mr. Chahine) for the trailing 12 months ending December 31, 2026 and subject to the NEO’s continued service with us through December 31, 2026, consistent with current market practice and our retention and stockholder alignment objectives as discussed further in “Corporate Performance Measures” below.

•	Stock Ownership Guidelines. We maintain stock ownership guidelines for our executive officers and the non-employee members of our Board.

•

Compensation Recovery (“Clawback”) Policy. We have adopted a Clawback policy that complies with the requirements of Exchange Act Rule 10D-1 and the applicable listing standards of The New York Stock Exchange for our current and former executive officers (as defined in Rule 10D-1) for the recovery of any erroneously awarded performance-based incentive compensation.

•

“Double-Trigger” Change in Control Arrangements. All equity awards granted to our NEOs provide that the vesting of such equity awards upon a change in control of the Company is based on a “double-trigger” arrangement (that is, they require both a change in control of the Company plus a qualifying termination of employment before accelerated vesting occurs). Under the Paragon 28, Inc. 2021 Incentive Award Plan (the “2021 Incentive Award Plan”), in the event of a change in control outstanding options and RSUs that are not assumed or substituted accelerate in full for all holders (including our NEOs). All outstanding equity awards will vest single-trigger upon the consummation of the Merger, with PSUs vesting at 140% of target.

What We Don’t Do:

•

No Executive Retirement Plans. We do not currently offer, nor do we have plans to offer, defined benefit pension plans or arrangements or any supplemental executive retirement plans to our executive officers. Our executive officers, including our NEOs, are eligible to participate in our Section 401(k) defined contribution retirement savings plan on the same basis as our other employees.

•	Limited Perquisites. We provide minimal perquisites and other personal benefits to our executive officers.

•

No Hedging or Pledging of Our Equity Securities Without Pre-Clearance. We prohibit our employees, including our executive officers, and the non-employee members of our Board, from hedging or pledging our equity securities.

•	No Stock Option Re-pricing. We do not reprice our stock option awards.

Stockholder Advisory Vote on NEO Compensation

At our 2024 annual meeting of stockholders, we conducted our initial non-binding stockholder advisory vote on the compensation of our NEOs (commonly known as a “Say-on-Pay” vote) and our initial non-binding stockholder advisory vote on the frequency of future Say-on-Pay votes (commonly known as a “Say-When-on-Pay” vote). We recommended that such votes be conducted annually and our stockholders overwhelmingly approved that recommendation. We will hold a Say-on-Pay vote at each annual meeting until the sooner of the consummation of the Merger and the time our stockholders vote to hold the Say-on-Pay vote at a different frequency.

At the 2024 annual meeting of stockholders, approximately 97% of the votes cast in connection with the advisory vote on the compensation of our NEOs were cast in favor of the proposal. We value the opinions of our stockholders and our Board and the Compensation Committee will consider the outcome of our initial Say-on-Pay vote, as well as feedback received throughout the year, when making compensation decisions for our NEOs.

Executive Compensation Philosophy and Objectives

Historically, our executive compensation program has been designed to motivate, reward, attract and retain high caliber management deemed critical to our success. The program seeks to align executive compensation with our short-term and long-term objectives, financial performance and stockholder priorities. Our compensation objectives are designed to support these goals by:

•	Providing fair and competitive compensation packages that are designed to incentivize our executive officers to drive company performance;

•	Focusing on variable compensation that rewards the achievement of short-term and long-term goals and emphasizing our commitment to pay-for-performance;

•	Ensuring that compensation is meaningfully related to increasing stockholder value.

We have not adopted policies or employed guidelines for allocating compensation between current and long-term compensation, between cash and non-cash compensation or among different forms of non-cash compensation. As described below, the Compensation Committee considers a variety of factors in formulating and proposing the appropriate yearly mix among such compensatory elements, including our compensation philosophy and the value of outstanding equity awards granted in prior years.

In keeping with our role as a publicly-held company, we maintain a commitment to strong corporate governance in connection with our NEO compensation arrangements where our Compensation Committee works with management to develop and maintain a compensation framework that is appropriate and competitive for a public company.

Compensation-Setting Process

Role of the Compensation Committee

The Compensation Committee discharges many of the responsibilities of our Board relating to the compensation of our executive officers, including our NEOs, and presents compensation recommendations for our CEO to the independent members of our Board for approval. The independent members of our Board review the Compensation Committee’s recommendations and approve the compensation of our CEO. Similarly, the Compensation Committee develops and presents recommendations to the independent members of our Board for approval with respect to the compensation of the non-employee members of our Board. The Compensation Committee has the overall responsibility for overseeing our compensation and benefits policies generally, and overseeing and evaluating the compensation plans, policies and practices applicable to our executive officers.

In carrying out its responsibilities, the Compensation Committee evaluates our compensation policies and practices with a focus on the degree to which these policies and practices reflect our executive compensation philosophy, develops strategies and makes recommendations that it believes further our philosophy or align with developments in best compensation practices and reviews the performance of our executive officers when making decisions and recommendations with respect to their compensation.

The Compensation Committee’s authority, duties and responsibilities are further described in its charter, which is reviewed annually and revised and updated as warranted. The charter of the Compensation Committee is available without charge at https://ir.paragon28.com/governance/governance- documents/default.aspx.

The Compensation Committee retains Compensia (as described below) to provide support in its review and assessment of our executive compensation program; however, the Compensation Committee exercises its own judgment in making decisions and developing recommendations to the independent members of our Board with respect to the compensation of our executive officers, including our NEOs.

Setting Target Total Direct Compensation

The Compensation Committee conducts an annual review of the compensation arrangements of our executive officers, including our NEOs, typically during the first fiscal quarter of the year. As part of this review, the Compensation Committee evaluates the base salary levels, annual cash bonus opportunities and long-term incentive compensation opportunities of our executive officers and all related performance criteria.

The Compensation Committee does not establish a specific target for formulating the compensation opportunities of our executive officers. In making decisions and developing recommendations about the compensation of our executive officers, the members of the Compensation Committee rely primarily on their general experience and subjective considerations of various factors, including the following:

•	Our executive compensation program objectives.

•	Our performance against the financial, operational and strategic objectives established by the Compensation Committee and our Board.

•

Each executive officer’s knowledge, skills, experience, qualifications and tenure relative to other similarly situated executives at the companies in our compensation peer group and, in some instances, selected broad-based compensation surveys.

•

The scope of each executive officer’s role and responsibilities compared to other similarly situated executives at the companies in our compensation peer group and, in some instances, selected broad-based compensation surveys.

•

The prior performance of each executive officer, based on a subjective assessment of such executive officer’s contributions to our overall performance, ability to lead the executive officer’s business unit or function and work as part of a team.

•	The potential of each executive officer to contribute to our long-term financial, operational and strategic objectives.

•	The retention risk (and related replacement cost) of each executive officer.

•	Our CEO’s compensation relative to that of our executive officers, and compensation parity among our executive officers.

•	Our financial performance relative to our peers.

•

The compensation practices of our compensation peer group and the companies in selected broad-based compensation surveys and the positioning of each executive officer’s compensation in a ranking of peer company compensation levels based on an analysis of competitive market data.

•	The recommendations of our CEO with respect to the compensation of our executive officers (except with respect to his own compensation).

These factors provide the framework for making decisions and formulating and developing recommendations regarding the compensation opportunity for each executive officer, including each NEOs. No single factor is determinative in making these decisions and developing these recommendations, nor is the impact of any individual factor on the determination of pay levels quantifiable.

The Compensation Committee does not assign any predetermined weight to these factors, nor does it apply any formulas in making its compensation decisions or developing its compensation recommendations for our executive officers. The members of the Compensation Committee consider this information in light of their individual experience, knowledge of the Company, knowledge of the competitive market, knowledge of each executive officer and business judgment in formulating and making their recommendations.

The Compensation Committee does not engage in formal benchmarking against other companies’ compensation programs or practices to establish our compensation levels or make specific compensation recommendations with respect to our executive officers. Instead, in making its decisions and formulating and developing its recommendations, the Compensation Committee reviews information summarizing the compensation paid at a representative group of peer companies, to the extent that the executive positions at these companies are considered comparable to our positions and informative of the competitive environment and more broad-based compensation surveys to gain a general understanding of market compensation levels.

Role of Management

In discharging its responsibilities, the Compensation Committee works with members of our management, including our CEO. Our management assists the Compensation Committee by providing information on corporate and individual performance, market compensation data and management’s perspective on compensation matters. The Compensation Committee solicits and reviews our CEO’s proposals with respect to program structures, as well as his recommendations for adjustments to annual cash compensation, long-term incentive compensation opportunities and other compensation-related matters for our executive officers, including our NEOs (except with respect to his own compensation), based on his evaluation of their performance for the prior year.

At the end of each year, our CEO reviews the performance of our other executive officers, including our other NEOs, based on each individual’s level of success in accomplishing the business objectives established for such executive officer for the year and his or her overall performance during that year, and then shares these evaluations with the Compensation Committee for each element of compensation as described above. The annual business objectives for each executive officer are developed through mutual discussion and agreement between our CEO and the executive officers and take into account our business objectives, which are reviewed with our Board.

The Compensation Committee reviews and discusses with our CEO his proposals and recommendations and considers them as one factor in making its compensation decisions and formulating and developing its recommendations for the independent members of our Board with respect to the compensation of our CEO. Our CEO also attends meetings of our Board and the Compensation Committee at which executive compensation matters are addressed, except with respect to discussions involving his own compensation.

Role of Compensation Consultant

The Compensation Committee has the sole authority to retain an external compensation consultant to assist it by providing information, analysis and other advice relating to our executive compensation program and the decisions and recommendations resulting from its annual executive compensation review, including the authority to approve the consultant’s reasonable fees and other retention terms.

In 2024, the Compensation Committee engaged Compensia, a national compensation consulting firm, to serve as its compensation consultant to advise on executive compensation matters, including competitive market pay practices for our executive officers, including our NEOs, and with the data analysis and selection of the compensation peer group. Under the terms of the engagement, Compensia reports directly to the Compensation Committee and its chair, and serves at the discretion of the Compensation Committee, which reviews the engagement annually.

The Compensation Committee has evaluated its relationship with Compensia to ensure that it believes that such a firm is independent from management. This review process included a review of the services that Compensia provided, the quality of those services and the fees associated with the services provided during 2024. Based on this review, as well as consideration of the factors affecting independence set forth in Exchange Act Rule 10C-1(b)(4) and the listing standards of the NYSE and such other factors as were deemed relevant under the circumstances, the Compensation Committee has determined that no conflict of interest was raised as a result of the work performed by Compensia.

Competitive Positioning

The Compensation Committee believes that peer group comparisons are useful guides to measure the competitiveness of our executive compensation program and related policies and practices. For purposes of assessing our executive compensation against the competitive market, the Compensation Committee reviews and considers the compensation levels and practices of a select group of peer companies. This compensation peer group consists of life sciences companies that are similar to us in terms of revenue, market capitalization and industry focus. The competitive data drawn from this compensation peer group is one of several factors that the Compensation Committee uses to make its compensation decisions and formulate and develop its recommendations to the independent members of our Board with respect to the compensation of our executive officers, including our NEOs.

The Compensation Committee reviews our compensation peer group periodically as it deems appropriate and makes adjustments to its composition if warranted, taking into account changes in both our business and the businesses of the companies in the peer group. In August 2023, the Compensation Committee reviewed the peer group in preparation for 2024 compensation decisions. In identifying and selecting the companies that comprise the updated compensation peer group, Compensia considered the following primary criteria:

•	publicly traded companies in the healthcare equipment, healthcare supplies, life sciences tools & services, and biotechnology sectors;

•	similar revenues—within a range of approximately 0.5x to approximately 4.0x of our revenue of approximately $192 million (approximately $96 million to approximately $768 million); and

•	similar market capitalization—within a range of approximately 0.25x to approximately 4.0x of our market capitalization of $1.5 billion (approximately $370 million to approximately $6.0 billion).

The compensation peer group as approved by the Compensation Committee in August 2023 consisted of the following publicly-traded biotechnology companies:

Alphatec Holdings	iRhythm Technologies	STAAR Surgical Company
AtriCure	LeMaitre Vascular	Tandem Diabetes Care
AxoGen	Nevro	Treace Medical Concepts
Axonics	Orthofix Medical	UFP Technologies
Cryoport	OrthoPediatics	Vericel
Glaukos	SI-BONE
Inari Medical	Silk Road Medical

The Compensation Committee uses data drawn from the companies in our compensation peer group, as well as data from drawn from Compensia’s proprietary database for life sciences companies with median revenue of approximately $120 million and a median market capitalization of approximately $1.1 billion, to evaluate the competitive market when making its decisions and developing its recommendations for the annual total direct compensation packages for our executive officers, including base salary, target annual cash bonus opportunities and long-term incentive compensation opportunities.

Elements of Our Executive Compensation Program

Historically, and for 2024, our executive compensation program consisted of the following total direct compensation elements, each established as part of our program in order to achieve the compensation objective specified below:

Compensation Element	Compensation Objectives Designed to be Achieved and Key Features
Base Salary	Attract and retain key talent by providing base cash compensation at competitive levels

Annual Cash Bonuses	Provides short-term incentives based on annual performance and achievement of specified financial and strategic goals

Long-Term Incentive Compensation in the Form of Equity Awards	Provides long-term incentives to drive financial and operational performance and stockholder value creation

Retirement Benefits	Attract and retain key talent by providing vehicles to plan for the future

Severance and Other Benefits Potentially Payable upon Termination of Employment or Change in Control	Create clarity around termination or change of control events and provide for retention of executives

Health and Welfare Benefits	Attract and retain key talent by providing a competitive benefits package

Base Salary

The base salaries of our executive officers, including our NEOs, are an important part of their total compensation package, and are intended to reflect their respective positions, duties and responsibilities. Base salary is a visible and stable fixed element of our executive compensation program and is an important element of compensation intended to attract and retain highly talented individuals. Generally, we use base salary to provide each executive officer with a specified level of cash compensation during the year with the expectation that he or she will perform such individual’s responsibilities to the best of his or her ability and in our best interests.

Generally, we establish the initial base salaries of our executive officers through arm’s-length negotiation at the time of hire, taking into account the individual’s position, qualifications, experience and prior salary level, and the base salaries of our other executive officers. Thereafter, the Compensation Committee reviews the base salaries of our executive officers each year as part of its annual review of our executive compensation program, with input from our CEO (except with respect to his own base salary) and makes decisions about and develops recommendations for adjustments as it determines to be reasonable and necessary to reflect the scope of an executive officer’s performance, individual contributions and responsibilities, position in the case of a promotion and market conditions.

In December 2023, the Compensation Committee reviewed the base salaries of our executive officers, including our NEOs, taking into consideration a competitive market analysis prepared by Compensia and the recommendations of our CEO (except with respect to his own base salary), as well as the other factors described in “Compensation-Setting Process—Setting Target Total Direct Compensation” above. Following this review, the Compensation Committee adjusted the base salaries of each of our NEOs to bring their base salaries to levels that were comparable to those of similarly-situated executives in the competitive marketplace. Effective August 6, 2024, as part of the Company’s broader operational efficiency strategy, Mr. DaCosta elected to eliminate his annual base salary increase for 2024.

The 2024 base salaries of our NEOs, which became effective on August 7, 2024 and August 5, 2024 for Messrs. DaCosta and Chahine, respectively, on April 3, 2024 for Ms. Wright and on February 25, 2024 for the other NEOs, were as follows:

Named Executive Officer	2023 Annual Base Salary ($)	2024 Annual Base Salary ($)	Percentage Adjustment (%)
Mr. DaCosta	710,000	710,000	0
Mr. Deitsch(1)	485,000	506,825	4.5
Ms. Wright(2)	—	163,521	—
Mr. Chahine	—	550,000	—
Mr. Jarboe	540,000	550,000	1.85
Mr. McCormack	440,000	450,000	2.27
Mr. Hill	375,000	385,875	2.9

(1)	Mr. Deitsch separated employment on April 4, 2024.
(2)

Constitutes four months of consulting fees for Ms. Wright pursuant to the Wright Consulting Agreement, as described above. She stepped down from the role when Mr. Chahine commenced employment on August 8, 2024.

The base salaries paid to our NEOs during 2024 are set forth in the “2024 Summary Compensation Table” below.

Annual Cash Bonuses

We consider short-term incentive compensation in the form of annual cash bonuses to be an important component of our total compensation program and to motivate our executive officers, including our NEOs to achieve our annual business goals and achieve our retention objectives. In February 2024, the Compensation Committee approved the 2024 Bonus Plan to provide incentives for our executive officers, including our NEOs, to meet or exceed financial objectives set by the Compensation Committee, after considering our 2024 annual operating plan.

Target Annual Cash Bonus Opportunities

In December 2023, as part of its annual review of our executive compensation program, the Compensation Committee reviewed the target annual cash bonus opportunities of our executive officers, including our NEOs, taking into consideration a competitive market analysis prepared by Compensia and the recommendations of our CEO (except with respect to his own target annual cash bonus opportunity), as well as the other factors described in “Compensation-Setting Process—Setting Target Total Direct Compensation” above. Following this review and the proposed bonus plan and structure presented by management at the February 2, 2024 Compensation Committee meeting, the Compensation Committee set the target annual cash bonus opportunities, expressed as a percentage of annual base salary, for our executive officers, including our NEOs.

The target annual cash bonus opportunities for our NEOs under the 2024 Bonus Plan, were as follows:

Named Executive Officer	2024 Annual Base Salary ($)	Percentage of 2024 Annual Base Salary at Target Plan Goal (%)	Target Annual Cash Bonus Opportunity ($)
Mr. DaCosta	710,000	100	710,000
Mr. Deitsch(1)	506,825	65	329,436
Ms. Wright(2)	163,521	—	—
Mr. Chahine	550,000	70	385,000
Mr. Jarboe	550,000	70	385,000
Mr. McCormack	450,000	50	225,000
Mr. Hill	385,875	50	192,938

(1)	Mr. Deitsch separated employment on April 4, 2024, making him ineligible for the 2024 annual cash bonus opportunity.
(2)	Ms. Wright is not entitled to a cash bonus under the Wright Consulting Agreement.

Effective August 6, 2024, as part of the Company’s broader operational efficiency strategy, Mr. DaCosta elected to forfeit his annual bonus for 2024. In connection with his appointment as our Chief Financial Officer and EVP of Supply Chain Operations, Mr. Chahine was approved for a target annual bonus of 70% of his annual base salary.

Corporate Performance Measures

In February 2024, the Compensation Committee established performance measures to determine payouts for purposes of the 2024 Bonus Plan. The payout, if any, was to be based upon the achievement of threshold, target and stretch revenue and aFCF goals. Threshold, maximum and stretch payouts for the revenue goal were 50%, 100% and 150%, respectively, of the target annual cash bonus opportunity. In August 2024, the Compensation Committee adjusted the 2024 Bonus Plan to eliminate linear interpolation between threshold and target revenue achievement (other than with respect to Mr. Chahine). Upon achievement of target revenue the 2024 Bonus Plan included a payout of an additional 50% of the target annual cash bonus opportunity upon achievement of aFCF goals. Revenue achievement below threshold would result in no payment regardless of aFCF or individual performance.

The table below sets forth the determination for the achievement percentage based on our constant-currency revenue target of $262.5 million and the positive accelerators for aFCF defined as total operating and investing cash flows adjusted for non-recurring items (if achieved above $36.7 million) and stretch revenue (if achieved above the target revenue).

			Revenue ($mm) / % Payout
			<$	251.0	$251.0	$253.5	$256.0	$258.5	$261.0	$262.5	$265.0	$267.5	$270.0	$272.5	>$	272.5
				0.0%	50.0%	50.0%	50.0%	50.0%	50.0%	100.0%	112.5%	125.0%	137.5%	150.0%		150.0%
aFCF($mm) / % Payout	<($36.70)	0.0%		0.0%	50.0%	50.0%	50.0%	50.0%	50.0%	100.0%	112.5%	125.0%	137.5%	150.0%		150.0%
	($34.36)	10.0%		0.0%	50.0%	50.0%	50.0%	50.0%	50.0%	110.0%	122.5%	135.0%	147.5%	160.0%		160.0%
	($32.02)	20.0%		0.0%	50.0%	50.0%	50.0%	50.0%	50.0%	120.0%	132.5%	145.0%	157.5%	170.0%		170.0%
	($29.68)	30.0%		0.0%	50.0%	50.0%	50.0%	50.0%	50.0%	130.0%	142.5%	155.0%	167.5%	180.0%		180.0%
	($27.34)	40.0%		0.0%	50.0%	50.0%	50.0%	50.0%	50.0%	140.0%	152.5%	165.0%	177.5%	190.0%		190.0%
	>($25.00)	50.0%		0.0%	50.0%	50.0%	50.0%	50.0%	50.0%	150.0%	162.5%	175.0%	187.5%	200.0%		200.0%

In February 2025, based on the assessment of our performance against these goals, the Compensation Committee determined to award cash bonus payments based on achievement of 76% of the target revenue goals to our executive officers, including our NEOs. The 76% achievement was based on 2024 revenue achievement of $256.18M. The aFCF goal was not achieved.

The following table sets forth the target annual cash bonus opportunities and the actual bonus payments made in March 2025 to our NEOs under our 2024 Bonus Plan:

Named Executive Officer	2024 Target Bonus Opportunity ($)	Annual Payout of 2024 Target Bonus Opportunity (%)	2024 Actual Bonus Award ($)
Albert DaCosta(1)	710,000	—	—
Stephen Deitsch(2)	329,436	—	—
Kristina Wright(3)	—	—	100,000
Chadi Chahine(4)	385,000	76 (prorated)	119,088
Matthew Jarboe	385,000	50	192,500
Robert McCormack	225,000	50	112,500
Drew Hill	192,938	50	96,469

(1)	Mr. DaCosta elected to forfeit his annual cash bonus for 2024.
(2)	Mr. Deitsch separated employment on April 4, 2024, making him ineligible for the 2024 annual cash bonus opportunity.
(3)

Ms. Wright is not eligible for a cash bonus under the Wright Consulting Agreement. However, the Compensation Committee approved a bonus for Ms. Wright as additional compensation for her efforts during her tenure as Interim CFO following completion of such tenure and review of her performance.

(4)

Mr. Chahine commenced employment with the Company on August 5, 2024. Although the elimination of linear interpolation did not apply to Mr. Chahine’s payout, his 2024 Bonus Award payout was prorated based on his date of hire.

The annual cash bonus payments for our NEOs for 2024 are set forth in the “2024 Summary Compensation Table” and the “2024 Grants of Plan-Based Awards Table” below.

Long-Term Incentive Compensation

We view long-term incentive compensation in the form of equity awards as a critical component of our balanced total compensation program. Equity-based compensation creates an ownership culture among our employees that provides an incentive to contribute to the continued growth and development of our business and aligns the interests of our executive officers, including our NEOs, with those of our stockholders. We do not currently have any formal policy for determining the number of equity-based awards to grant to NEOs. The following discussion does not apply to Ms. Wright who did not receive long-term incentive compensation in connection with her service as Interim Chief Financial Officer. For a discussion of the RSU awards granted to Ms. Wright under our Director Compensation Policy, see “Non-Employee Director Compensation Policy” below.

We have historically granted RSU awards to our executive officers, including our NEOs. Each annual RSU award vests as to one-fourth of the RSUs subject to the award on the first anniversary of the grant date, subject to the NEOs’ continued service with us through the first vesting date, and vests as to one-fourth of the RSUs subject to the award on the grant date anniversary thereafter, subject to the NEOs’ continued service with us through each applicable vesting date.

As part of its annual review of our executive compensation program, and after taking into consideration a competitive market analysis prepared by Compensia and the recommendations of our CEO (except with respect to his own equity award), as well as the factors previously described, the Compensation Committee granted approximately 50% of long-term incentive grants for the CEO, approximately 25% of long-term incentive grants for Mr. Chahine and approximately 20% of long-term incentive grants for all other NEOs (other than Messrs. Deistch and Hill) in the form of PSUs. One hundred percent of Mr. Hill’s 2024 long-term incentive grant consisted of PSUs. Mr. Dietsch forfeited his PSUs in connection with termination of his employment. The Compensation Committee believes that PSUs further align the NEOs’ compensation to long-term growth of the Company and the interests of stockholders.

The PSUs vest following the end of the trailing 12 months ending December 31, 2026 based on our achievement level relative to aFCF (as well as rTSR for Mr. DaCosta and Mr. Chahine) and subject to the NEO’s continued service with us over through December 31, 2026. Upon achievement of the minimum threshold performance metric, the PSU recipients may earn a pro rata portion of their respective target PSUs and up to 200% of their target shares upon maximum achievement. The PSUs granted to Mr. DaCosta and Mr. Chahine may be further increased or decreased by up to 25%, based on achievement of the rTSR, as reflected in the table below.

rTSR
aFCF Achievement Level	rTSR	Performance Multiplier
Maximum	>=75%	25%
Target	50%	0%
Threshold	<=25%	(25)%

The aFCF is measured as the sum of our total operating cash flow and our investing cash flow, as adjusted for nonrecurring items. The rTSR is measured as the stockholder return of the Company relative to several of its peer companies within the Healthcare Equipment Select Industry Index. Because the Company’s aFCF goals constitute competitively sensitive information, we do not disclose them in our public filings as a matter of practice, but they require significant improvement relative to the trailing 12-month performance with respect to the time the goals were set.

Long-term equity incentives promote retention, as our executive officers will only receive value if they remain employed by us over the required term. In addition, these awards foster an ownership culture among our executive officers by making them stockholders with a personal stake in the value they intend to create.

The target value of the equity awards granted to our executive officers, including our NEOs, are determined and approved by the Compensation Committee after considering the intensely competitive market in which we operate, the value of our highly experienced executive team and the following factors:

•	a competitive market analysis prepared by Compensia;

•

the outstanding equity holdings of each executive officer (including the current economic value of his or her unvested equity holdings and the ability of these unvested holdings to satisfy our retention objectives);

•	the projected impact of the proposed awards on our earnings;

•

the proportion of our total shares outstanding used for annual employee long-term incentive compensation awards (our “burn rate”) in relation to the annual burn rate ranges of the companies in our compensation peer group and other recently public life sciences companies;

•	the potential voting power dilution to our stockholders in relation to the median practice of the companies in our compensation peer group; and

•	the other factors described in “Compensation-Setting Process—Setting Target Total Direct Compensation” above.

Special, one-time equity awards are used in limited circumstances, including, as may be necessary to attract, retain and motivate experienced and well-qualified executive officers, as recognition of an increase in the scope of an executive officer’s responsibilities or major accomplishments. As described below and above, in 2024, we hired one new NEO, Mr. Chahine, who was granted RSUs and PSUs at the time of hire.

The RSU and PSU awards granted to our NEOs and their respective target values as approved by the Compensation Committee were as follows:

Named Executive Officer (1) (2)	RSU Award (number of units)	RSU Award (target value)(3)($)	PSU Award (target number of units)	PSU Award (target value)(3)($)
Mr. DaCosta	166,924	2,160,000	166,924	2,160,000
Mr. Chahine	374,507	2,900,000	124,835	950,000
Mr. Jarboe	98,454	1,274,000	19,706	255,000
Mr. McCormack	71,483	925,000	14,296	185,000
Mr. Hill			7,727	100,000

(1)	Mr. Deitsch separated employment on April 4, 2024. In connection with his separation, Mr. Deistch forfeited his outstanding equity awards.
(2)	Ms. Wright did not receive an equity award grant in connection with her role as Interim Chief Financial Officer. However, she received RSUs under our Director Compensation Program as described above.
(3)

Assumed values reflect the target value of the equity awards approved by the Compensation Committee. The values set forth in the “2024 Summary Compensation Table” and the “2024 Grants of Plan-Based Awards Table” below reflect the grant date fair value of RSUs and/or PSUs (at target) granted during 2024, 2023 and 2022, as calculated in accordance with ASC Topic 718 and the assumptions outlined in Note 11 of our financial statements included in the 2025 Annual Report (assuming the then- probable outcome of performance conditions).

In connection with the consummation of the Merger, instead of the vesting treatment described above, each outstanding RSU and PSU will vest and be canceled, and the holder thereof will be entitled to receive, with respect to each share of Company common stock underlying such award (in the case of PSUs, assuming vesting of 140% of the target PSUs), (i) $13.00 and (ii) one CVR.

The equity awards granted to our NEOs for 2024 are set forth in the “2024 Summary Compensation Table” and the “2024 Grants of Plan-Based Awards Table” below.

Perquisites and Other Personal Benefits

We did not provide any perquisites or other personal benefits to our executive officers, including our NEOs, in 2024 (other than the one-time cash payments received by Messrs. DaCosta, Deitsch and Jarboe and the executive-level insurance benefits explained below). In connection with the Merger, we intend to make gross-up payments to Messrs. DaCosta and Chahine to cover their personal income taxes that pertain in part to the compensation or perquisites paid or provided by us in 2024 and the effect of the Merger on such compensation. The Compensation Committee may from time to time approve perquisites or other personal benefits in the future when the Compensation Committee determines that such perquisites are necessary or advisable to fairly compensate or incentivize our employees.

Mr. DaCosta received a one-time cash payment of $27,375.82, Mr. Deitsch received a one-time cash payment of $27,997 and Mr. Jarboe received a one-time cash payment of $38,479.72 to off-set a personal state tax liability with respect to RSUs that vested in the fourth quarter of 2023.

Health and Welfare Benefit Plans

All of our full-time employees, including our NEOs, are eligible to participate in our health and welfare plans, including:

•	medical, dental and vision benefits;

•	medical and dependent care flexible spending accounts;

•	short-term and long-term disability insurance; and

•	life insurance.

Our executive officers, including our NEOs, are eligible for enhanced benefits under our executive-level medical insurance, life insurance and short-term and long-term disability insurance. We believe the benefits described above are necessary and appropriate to provide a competitive compensation package to our executive officers.

Retirement Benefits

We do not offer pension arrangements or retirement plans or arrangements to our NEOs that are different from or in addition to those offered to our employees. We currently maintain a Section 401(k) retirement savings plan for our employees, including our executive officers, who satisfy the eligibility requirements. The Internal Revenue Code of 1986, as amended (the “Code”), allows eligible employees to defer a portion of their compensation, up to 100% of their eligible compensation on a pre-tax basis through contributions to the Section 401(k) plan, subject to applicable annual Code limits. All participants’ interests in their deferrals are 100% vested when contributed. We provide a Safe Harbor nonelective employer contribution to all eligible participants in an amount equal to 3% of eligible compensation. We believe that providing a vehicle for tax-deferred retirement savings though our Section 401(k) plan, and making fully vested employer contributions, adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our NEOs, in accordance with our compensation policies.

Employment and Severance Arrangements

We have severance and change in control agreements with each of Messrs. DaCosta, Chahine, Jarboe, McCormack and Hill, as summarized below. All the benefits below are contingent on the applicable NEO’s timely executing and not revoking a general release of claims against the Company and its affiliates and the NEO’s continued compliance with his confidentiality obligations.

Mr. DaCosta

If the Company terminates Mr. DaCosta’s employment “without cause” or if he terminates his employment for “good reason,” each as defined in his agreement, Mr. DaCosta is entitled to a severance payment equal to 24 months of the sum of (i) his then-current base salary plus (ii) target bonus for the year in which such termination occurred (payable over the 24 month period following termination). Mr. DaCosta is entitled to up to 24 months of reimbursement of COBRA premiums at levels the same or similar to coverage prior to the separation. Any unvested equity awards continue to vest for a period of 24 months (excluding performance-based equity awards). The vesting and, if applicable, exercisability continue for a period of 24 months (excluding performance-based equity awards, which are governed by the relevant award agreement).

If the termination occurs during a period commencing three months prior a change in control and ending 24 months following a change in control, Mr. DaCosta is entitled to a severance payment equal to up to 24 months of the sum of (i) his then-current base salary plus (ii) his target bonus for the year in which such termination occurred, payable in a cash lump sum. Mr. DaCosta is entitled to up to 24 months of reimbursement of COBRA premiums at levels the same or similar to coverage prior to the separation. The vesting and, if applicable, exercisability of any then-outstanding and unvested equity awards fully accelerates on the date of termination (excluding performance-based equity awards, which are governed by the relevant award agreement).

Mr. Chahine

If the Company terminates Mr. Chahine’s employment “without cause” or if he terminates his employment for “good reason,” each as defined in the employment agreement, Mr. Chahine is entitled to a severance payment equal to 12 months of his then-current base salary (payable over the 12-month period following termination). Mr. Chahine is entitled to up to 12 months of reimbursement of COBRA premiums at levels the same or similar to coverage prior to the separation.

If the termination occurs during a period commencing three months prior a change in control and ending 24 months following a change in control, Mr. Chahine is entitled to a severance payment equal to 1.5 times the sum of (i) his then-current base salary plus (ii) his earned bonus for the year in which such termination occurred, payable in a cash lump sum. Mr. Chahine is entitled to up to 18 months of reimbursement of COBRA premiums at levels the same or similar to coverage prior to the separation. The vesting and, if applicable, exercisability of any then-outstanding and unvested equity awards fully accelerates on the date of termination (excluding performance-based equity awards, which are governed by the relevant award agreement).

Mr. Jarboe

If the Company terminates Mr. Jarboe’s employment “without cause” or if he terminates his employment for “good reason,” each as defined in the employment agreement, Mr. Jarboe is entitled to a severance payment equal to one times the sum of (i) his then-current base salary plus (ii) target bonus for the year in which such termination occurred (payable over the 12-month period following termination). Mr. Jarboe is entitled to up to 12 months of reimbursement of COBRA premiums at levels the same or similar to coverage prior to the separation. The vesting and, if applicable, exercisability of any then-outstanding and unvested equity awards continue for a period of 12 months (excluding performance-based equity awards, which are governed by the relevant award agreement).

If the termination occurs during a period commencing three months prior a change in control and ending 24 months following a change in control, Mr. Jarboe is entitled to a severance payment equal to 1.5 times of the sum of (i) his then-current base salary plus (ii) his target bonus for the year in which such termination occurred, payable in a cash lump sum. Mr. Jarboe is entitled to up to 18 months of reimbursement of COBRA premiums at levels the same or similar to coverage prior to the separation. The vesting and, if applicable, exercisability of any then-outstanding and unvested equity awards fully accelerates on the date of termination (excluding performance-based equity awards, which are governed by the relevant award agreement).

Mr. McCormack

If the Company terminates Mr. McCormack’s employment “without cause” or if he terminates his employment for “good reason,” each as defined in the employment agreement, Mr. McCormack is entitled to a severance payment equal to 12 months of his then-current base salary (payable over the 12- month period following termination). Mr. McCormack is entitled to up to 12 months of reimbursement of COBRA premiums at levels the same or similar to coverage prior to the separation.

If the termination occurs during a period commencing three months prior a change in control and ending 24 months following a change in control, Mr. McCormack is entitled to a severance payment equal to 1.5 times of the sum of (i) his then-current base salary plus (ii) his earned bonus for the year in which such termination occurred, payable in a cash lump sum. Mr. McCormack is entitled to 18 months of reimbursement of COBRA premiums at levels the same or similar to coverage prior to the separation. The vesting and, if applicable, exercisability of any then-outstanding and unvested equity awards fully accelerates on the date of termination (excluding performance-based equity awards, which are governed by the relevant award agreement).

Mr. Hill

If the Company terminates Mr. Hill’s employment “without cause” or if he terminates his employment for “good reason,” each as defined in the employment agreement, Mr. Hill is entitled to a severance payment equal to 12 months of his then-current base salary (payable over the 12-month period following termination). Mr. Hill is entitled to up to 12 months of reimbursement of COBRA premiums at levels the same or similar to coverage prior to the separation.

If the termination occurs during a period commencing three months prior a change in control and ending 24 months following a change in control, Mr. Hill is entitled to a severance payment equal to the sum of (i) 18 months of his then-current base salary plus (ii) one times his earned bonus for the year in which such termination occurred, payable in a cash lump sum. Mr. Hill is entitled to up to 12 months of reimbursement of COBRA premiums at levels the same or similar to coverage prior to the separation. The vesting and, if applicable, exercisability of any then-outstanding and unvested equity awards fully accelerates on the date of termination (excluding performance-based equity awards, which are governed by the relevant award agreement).

For detailed descriptions of the post-employment compensation arrangements with our NEOs, as well as an estimate of the potential payments and benefits payable under these arrangements, see “Potential Payments Upon Termination or Change in Control” below for more information.

Other Compensation Policies

Stock Ownership Guidelines

All of our executive officers, including our NEOs, and the non-employee members of our Board are expected to have a significant long-term financial interest in the Company. To align the interests of the executive officers and non-employee directors to the stockholders, we adopted stock ownership guidelines in December 2023 for our executive officers and non-employee directors to hold a minimum amount of shares of our common stock. The guidelines are to be met within a compliance period of the later of the 2025 Annual Meeting of Stockholders and three years from the date of becoming an executive officer or non-employee director of the Company.

The Stock Ownership Guidelines are as follows:

Individual Covered	Stock Ownership Guideline
Chief Executive Officer	5x base compensation
Other Executive Officers	3x base compensation
Non-Employee Directors	4x annual retainer

Anti-Hedging and Anti-Pledging Policy

Our Insider Trading Compliance Policy prohibits individuals from pledging Company securities as collateral for a loan, purchasing Company securities on margin (i.e., borrowing money to purchase the securities), or placing Company securities in a margin account. Pursuant to our Insider Trading Compliance Policy hedging transactions by all executive officers, directors, employees and eligible consultants of the Company, involving the Company’s securities, such as prepaid variable forward contracts, equity swaps, collars and exchange funds or other transactions that hedge or offset, or are designed to hedge or offset, any decrease in the market value of the Company’s equity securities, are prohibited.

Compensation Recovery Policy

We adopted a Clawback policy in compliance with NYSE listing standards and Section 10D of the Exchange Act effective October 2, 2023. This Clawback policy applies to current or former Section 16 officers and requires us, subject to limited exemptions provided by the NYSE rules, to recoup incentive-based compensation (as that term is defined in Section 10D of the Exchange Act) erroneously received after October 2, 2023, and within the three fiscal years preceding the date an accounting restatement is determined to be required. For more information, see our Policy for Recovery of Erroneously Awarded Compensation, which is filed as an exhibit to our 2024 Annual Report on Form 10-K.

Tax and Accounting Considerations

The Compensation Committee takes the applicable tax and accounting requirements into consideration in designing and overseeing our executive compensation program.

Deductibility of Executive Compensation

Under Section 162(m) of the Code, compensation paid to our “covered executive officers” (which include our CEO and Chief Financial Officer), will not be deductible to the extent it exceeds $1 million. While the Compensation Committee considers the deductibility of awards as one factor in determining executive compensation, the Compensation Committee also looks at other factors in making its decisions, as noted above, and retains the flexibility to award compensation that it determines to be consistent with the goals of our executive compensation program even if the awards are not deductible by us for tax purposes.

Accounting for Stock-Based Compensation

The Compensation Committee takes accounting considerations into account in designing compensation plans and arrangements for our executive officers and other employees. Chief among these is ASC Topic 718, the standard which governs the accounting treatment of our stock-based compensation. Among other things, ASC Topic 718 requires us to record a compensation expense in our income statement for all equity awards granted to our executive officers and other employees. This compensation expense is based on the grant date “fair value” of the equity award and, in most cases, will be recognized ratably over the award’s requisite service period (which, generally, will correspond to the award’s vesting schedule). This compensation expense is also reported in the compensation tables below, even though recipients may never realize any value from their equity awards.

COMPENSATION OF OUR NAMED EXECUTIVE OFFICERS

2024 Summary Compensation Table

The following table contains information about the compensation earned by each of our NEOs during our three most recently completed fiscal years ended December 31, 2024, December 31, 2023, and December 31, 2022.

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensati on ($)(3)	All Other Compensation ($)(4)	Total ($)
Albert DaCosta	2024	723,846	—	3,787,506	—	60,723	4,572,075
Chairman, President and Chief	2023	700,769	—	1,832,495	667,400	31,757	3,232,420
Executive Officer	2022	650,000	—	3,664,991	870,350	29,402	5,214,743
Stephen Deitsch (5)	2024	151,749	—	1,444,754		39,974	1,636,477
Former Chief Financial Officer	2023	478,385	—	698,995	296,335	31,757	1,505,471
	2022	442,000	—	1,398,001	355,103	29,217	2,224,321
Kristina Wright(6)	2024	222,132	100,000	121,840	—	—	443,972
Former Interim Chief Financial Officer	2023	—	—	—	—	—	—
	2022	—	—	—	—	—	—
Chadi Chahine(7)	2024	200,962	60,000	4,013,461	119,088	9,073	4,643,015
Chief Financial Officer and EVP of	2023	—	—	—	—	—	—
Supply Chain Operations	2022	—	—	—	—	—	—
Matthew Jarboe	2024	550,000	—	1,313,357	192,500	71,708	2,127,565
Chief Commercial Officer	2023	538,531	—	635,003	329,940	31,445	1,534,918
	2022	530,450	—	1,270,004	425,802	29,134	2,255,390
Robert McCormack	2024	450,000	—	1,092,110	112,500	33,826	1,549,759
General Counsel and Corporate	2023	148,923	—	924,994	78,584	8,764	1,161,265
Secretary	2022	—	—	—	—	—	—
Drew Hill	2024	385,875	—	90,329	96,469	33,034	605,707
EVP Research and Development	2023	57,692	—	999,992	—	3,759	1,061,444
	2022	—	—	—	—	—	—

(1)

Amount shown represents the first installment of Mr. Chahine’s sign-on bonus that was vested on August 5, 2024 pursuant to the Chahine Employment Agreement. Amount shown represents a cash bonus paid to Ms. Wright following the successful completion of her term as our Interim Chief Financial Officer.

(2)

Amounts shown represent the grant date fair value of RSUs and/or PSUs granted during 2024, 2023 and 2022, as calculated in accordance with ASC Topic 718 and the assumptions outlined in Note 11 of our financial statements included in the 2025 Annual Report (assuming the then-probable outcome of performance conditions at target). The grant date fair values of RSUs and PSUs (at target) granted in 2024 are:

	RSU ($)	PSU at Target ($)	PSU at Maximum ($)
Mr. DaCosta	1,836,164	1,951,342	3,902,683
Mr. Deitsch	1,191,806	252,948	505,896
Ms. Wright	121,840	—	—
Mr. Chahine	2,958,605	1,054,856	2,109,712
Mr. Jarboe	1,082,994	230,363	460,726
Mr. McCormack	786,313	167,120	334,240
Mr. Hill	—	90,329	180,657

For Messrs. DaCosta and Chahine, total number of PSUs eligible for vesting based on aFCF may be increased or decreased by the rTSR performance multiplier, provided that such increase or decrease not exceed 25%. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the NEOs.

(3)

Amounts in 2024 reflect payments made under the annual cash incentive amounts for all NEOs in 2024 and were paid in March 2025, under our performance-based annual cash incentive plan for 2024, as described in the section above entitled “Annual Cash Bonuses.”

(4)

The amounts reported for all NEOs in 2024 include (i) $9,900 for the Company’s 401(k) plan contribution for Messrs. DaCosta, Jarboe, McCormack and Hill, $4,553 for the Company’s 401(k) plan contribution for Mr. Deitsch, and $1,269 for the Company’s 401(k) plan contribution for Mr. Chahine, which are available to the NEOs on the same or substantially similar terms as other full-time employees and (ii) $23,467 for Mr. DaCosta, $7,425 for Mr. Deitsch, $7,804 for Mr. Chahine, $22,967 for Mr. Jarboe, $23,926 for Mr. McCormack and $23,134 for Mr. Hill, for executive level medical insurance, life insurance and disability insurance. In addition, Messrs. DaCosta, Deitsch and Jarboe each received a one-time cash payment to off-set a personal state tax liability with respect to RSUs that vested in the fourth quarter of 2023 of $27,375.82, $27,997 and $38,479.72, respectively.

(5)	Mr. Deitsch separated employment with the Company on April 4, 2024. He forfeited his outstanding equity awards in connection with his separation of employment.
(6)

Ms. Wright served as our Interim Chief Financial Officer for the period between Mr. Deitsch’s termination and Mr. Chahine’s commencement of employment as our Chief Financial Officer and EVP of Supply Chain Operations. Ms. Wright served as our Interim Chief Financial Officer as an independent contractor pursuant to the Wright Consulting Agreement. She remained on our Board during her service as Interim Chief Financial Officer and thereafter. The amount reflected under “Salary” includes $58,611 paid to her in connection with her Director service pursuant to the Director Compensation Policy and $163,521 paid to her pursuant to the Wright Consulting Agreement. Additionally, the amount reflected under “Stock Awards” was granted to her pursuant to the Director Compensation Policy as Ms. Wright was not entitled to a long-term incentive compensation award in her capacity as Interim Chief Financial Officer.

(7)	Mr. Chahine was appointed as our Chief Financial Officer and EVP of Supply Chain Operations on August 8, 2024.

Grants of Plan-Based Awards in Fiscal 2024 Table

The following table provides supplemental information relating to grants of plan-based awards made during 2024 to help explain information provided above in our 2024 Summary Compensation Table. This table presents information regarding all grants of plan-based awards occurring during 2024.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($)(3)
Albert DaCosta	3/8/2024	355,000	710,000	1,420,000	166,924	333,848	166,924	4,111,338
Stephen Deitsch(4)	3/8/2024	164,718	329,436	658,872	21,638	43,276	108,348	1,654,945
Kristina Wright(5)	5/17/2024	—	—	—	—	—	15,906	149,994
Chadi Chahine(6)	8/7/2024	192,500	385,000	770,000	124,835	249,670	374,507	3,904,854
Matthew Jarboe	3/8/2024	192,500	385,000	770,000	19,706	39,412	98,454	1,504,358
Robert McCormack	3/8/2024	112,500	225,000	450,000	14,296	28,592	71,483	1,092,110
Drew Hill	3/8/2024	96,469	192,938	385,876	7,727	15,454	—	90,329

(1)

Pursuant to our 2024 cash-based incentive program, the target annual cash bonus opportunities for each of our NEOs, as a percentage of annualized base salary, was: 100% for Mr. DaCosta, 65% for Mr. Deitsch, 70% for Messrs. Chahine and Jarboe and 50% for Messrs. McCormack and Hill. Threshold, maximum and stretch payouts for the revenue goal were 50%, 100% and 150%, respectively, of the target annual cash bonus opportunity. Upon achievement of target revenue the 2024 Bonus Plan included a payout of an additional 50% of the target annual cash bonus opportunity upon achievement of aFCF goals. Revenue achievement below threshold would result in no payment regardless of aFCF or individual performance. In August 2024, the Compensation Committee adjusted the 2024 Bonus Plan to eliminate linear interpolation between threshold and target revenue achievement for our NEOs (other than with respect to Mr. Chahine) and Mr. DaCosta voluntarily ceased participation in our 2024 Bonus Plan, but the amounts as initially approved by the Compensation Committee have been shown in the table above without such adjustments for reference. Mr. Chahine commenced employment with the Company on August 5, 2024, his 2024 Bonus Award payout was prorated based on his date of hire but the full amount is shown here for reference.

(2)

Reflects the target and maximum number of PSUs that were awarded in March 2024 to our NEOs other than Ms. Wright and Mr. Chahine and in August 2024 to Mr. Chahine. The threshold number of PSUs is zero in all instances and thus has been omitted from the table. All PSUs are granted subject to an aFCF opportunity multiplier. For Messrs. DaCosta and Chahine, total number of PSUs eligible for vesting based on aFCF may be increased or decreased by the rTSR performance multiplier, provided that such increase or decrease not exceed 25%. Taking the rTSR performance multiplier into account, the actual number of PSUs that may vest for Messrs. DaCosta and Chahine is between 125,194 and 417,310 and 93,626 and 312,088, respectively.

(3)

Amounts shown represents the grant date fair value of RSUs and PSUs (at target) granted during 2024 as calculated in accordance with ASC Topic 718 and the assumptions outlined in Note 11 of our financial statements included in the 2025 Annual Report.

(4)	Mr. Deitsch separated employment on April 4, 2024, and was not eligible for a 2024 Bonus Plan Award. In connection with his resignation he forfeited his outstanding equity awards.
(5)

Ms. Wright was not eligible for a plan-based grant award in connection with her tenure as Interim Chief Financial Officer. However, as a member of our Board, she was eligible for an RSU award pursuant to the Director Compensation Policy. The amount of that award is shown in the table for reference.

(6)

Mr. Chahine joined as our Chief Financial Officer and EVP Supply Chain Operations on August 8, 2024. Earned amounts under our 2024 Bonus Plan were prorated based on his date of hire, but the full amounts have been shown in the table above without proration for reference.

Outstanding Equity Awards at Fiscal Year-End Table

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each NEO as of December 31, 2024.

			Option Awards				Stock Awards
Named Executive Officer	Grant Date		Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested(2)	Market Value of Shares or Units of Stock that have not Vested ($)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested (#)(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)(3)
Albert DaCosta	12/31/2015		75,000	—	0.60	12/31/2025
	12/31/2016		125,000	—	1.20	12/31/2026
	12/31/2017		125,000	—	4.60	12/31/2027
	12/31/2018		50,000	—	5.40	12/31/2028
	12/31/2019		37,500	—	6.60	12/31/2029
	12/31/2020		75,000	—	6.60	12/31/2030
	10/14/2021	(1)	356,866	93,917	16.00	10/14/2031
	10/21/2022						103,122	1,065,250
	2/28/2023						76,780	793,137
	3/8/2024						166,924	1,724,325
	3/8/2024								166,924	1,724,325
Stephen Deitsch(5)	—
Kristina Wright	5/17/2024						15,906	164,309
Chadi Chahine	8/7/2024						374,507	3,868,657
	8/7/2024								124,835	1,289,546
Matthew Jarboe	12/31/2016		25,000	—	1.20	12/31/2026
	1/1/2017		50,000	—	1.20	1/1/2027

	12/31/2017		75,000	—	4.60	12/31/2027
	12/31/2018		50,000	—	5.40	12/31/2028
	12/31/2019		37,500	—	6.60	12/31/2029
	12/31/2020		175,000	—	6.60	12/30/2030
	10/14/2021	(1)	122,875	32,323	16.00	10/14/2031
	10/21/2022						35,733	369,122
	2/28/2023						26,606	274,840
	3/8/2024						98,454	1,017,030
	3/8/2024								19,706	203,563
Robert McCormack	8/14/2023						41,220	425,803
	3/8/2024						71,483	738,419
	3/8/2024	(5)							14,296	147,678
Drew Hill	10/23/2023						64,432	665,583
	3/8/2024	(5)							7,727	79,820

(1)

25% of the shares subject to the Option vests on the first anniversary of the vesting commencement date and 1/48th of the shares subject to the Option vests on each monthly anniversary thereafter, such that all shares subject to the Option will be vested on the fourth anniversary of the vesting commencement date, subject to the applicable NEO continuing to provide services to the Company through such vesting date. See the paragraphs below under the headings “Employment and Severance Arrangements” for information about the impact of qualifying terminations of employment and a change in control on vesting of these options.

(2)

The RSUs vest as to one-fourth of the RSUs subject to the award on the first anniversary of the grant date, subject to continued service with us through the first vesting date, and vest as to one-fourth of the RSUs subject to the award on the grant date anniversary thereafter, subject to continued service with us through each applicable vesting date. See the paragraphs above under the headings “Employment and Severance Arrangements” for information about the impact of qualifying terminations of employment and a change-in-control on vesting of these RSUs.

(3)

Represents the market value determined by multiplying the number of unvested shares (at target for PSUs) times the closing trading price of our common stock as of December 31, 2024, which was $10.33 per share.

(4)

Represents the target number of shares of our common stock that could be earned with respect to the PSUs granted in 2024. The PSUs cliff-vest on December 31, 2026 based on our achievement level relative to aFCF (in addition to rTSR for Messrs. DaCosta and Chahine). The number of PSUs that will become earned and vest, and the resulting number of shares of our common stock to be issued, will be determined as soon as administratively practicable after December 31, 2026, and the number of shares can range from 0% to a maximum of 200% of the target number of shares (and can be increased or decreased by up to 25% based on the level of achievement relative to rTSR for Messrs. DaCosta and Chahine).

(5)	Mr. Deitsch terminated employment in April 2024. In connection with his resignation he forfeited his outstanding equity awards.

Option Exercises and Stock Vested in Fiscal 2024 Table

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Albert DaCosta	75,000	731,250	77,156	585,793
Stephen Deitsch	425,000	736,908	9,763	118,620
Kristina Wright	—	—	13,081	112,708
Chadi Chahine	—	—	—	—
Matthew Jarboe	—	—	26,737	202,995
Robert McCormack	—	—	13,741	96,324
Drew Hill	—	—	21,478	108,679

(1)

The value realized on exercise is based on the difference between the closing price of our common stock on the New York Stock Exchange on the date of exercise and the applicable exercise price of those options and does not represent actual amounts received by the individual as a result of those option exercises.

(2)	The value realized on vesting is calculated by multiplying the number of vested shares by the closing price of our common stock on the New York Stock Exchange on the applicable vesting date.

Potential Payments Upon Termination or Change in Control

In this section, we describe payments that may be made to our NEOs upon several events of termination, assuming the termination event occurred on the last day of 2024 (except as otherwise noted).

We have entered into agreements with each of our NEOs, as described above, that provide for potential payments upon either a termination of employment or upon a change in control of the Company.

The following table summarizes the payments that would be made to our NEOs upon the occurrence of qualifying terminations (as termination without cause or a resignation for good reason) of employment or a change in control of the Company, in any case, occurring on the last day of 2024 (except as otherwise noted). Note that Mr. Deitsch resigned employment with us in April 2024 and thus did not receive any severance benefits. Amounts shown do not include (i) accrued but unpaid base salary through the date of termination, or (ii) other benefits earned or accrued by the NEO during his employment that are available to all salaried employees, such as accrued vacation, and assume that any successor company in a change in control assumed or substituted awards for any outstanding equity awards under the existing equity plan.

Name	Benefit	Qualifying Termination ($)	Qualifying Termination in Connection with Change in Control ($)	Change in Control ($)
Albert DaCosta	Cash(1)	1,420,000	1,420,000	—
	Accrued Bonus(2)	—	—	—
	Equity Acceleration(5)	2,456,185	5,307,038	5,307,038
	COBRA Reimbursement(6)	77,896	77,896	—
	Total	3,954,081	6,804,934	5,307,038
Stephen Deitsch	Cash	—	—	—
	Accrued Bonus	—	—	—
	Equity Acceleration	—	—	—
	COBRA Reimbursement	—	—	—
	Total	—	—	—

Kristina Wright(7)	Cash	—	—		—
	Accrued Bonus	—	—		—
	Equity Acceleration(5)	—	164,309		164,309
	COBRA Reimbursement	—	—		—
	Total	—	164,309		164,309
Chadi Chahine(8)	Cash(1)	550,000	1,065,000	(7)	—
	Accrued Bonus(3)	—	438,900		—
	Equity Acceleration(5)	—	5,158,203		5,158,203
	COBRA Reimbursement(6)	38,948	58,422		—
	Total	588,948	6,720,525		5,158,203
Matt Jarboe	Cash(1)	550,000	825,000		—
	Accrued Bonus(4)	385,000	577,500		—
	Equity Acceleration(5)	530,440	1,864,555		1,864,555
	COBRA Reimbursement(6)	38,948	58,422		—
	Total	1,504,388	3,325,477		1,864,555
Robert McCormack	Cash(1)	450,000	675,000		—
	Accrued Bonus(3)	—	168,750		—
	Equity Acceleration(5)	—	1,311,900		1,311,900
	COBRA Reimbursement(6)	38,948	58,422		—
	Total	488,948	2,214,072		1,311,900
Drew Hill	Cash(1)	385,875	579,000		—
	Accrued Bonus(3)	—	96,469		—
	Equity Acceleration(5)	—	745,402		745,402
	COBRA Reimbursement(6)	38,948	38,948		—
	Total	424,823	1,459,819		745,402

(1)

Under our severance agreements, the amounts above include the payment of base salary for 24 months for Mr. DaCosta and 12 months for each of Messrs. Chahine, Jarboe, McCormack and Hill (that increases to 18 months during a change in control period).

(2)	Accounts for Mr. DaCosta’s voluntary elimination of his bonus, as discussed in the section titled “Annual Cash Bonuses” above.
(3)

Under our severance agreements, Messrs. Chahine, McCormack and Hill will receive 1.5 times (1.0 times in the case of Mr. Hill) their actual bonuses earned with respect to the year in which a qualifying termination during a change in control period occurs. The amounts above reflect the actual 2024 bonuses paid in March 2025, subject to the applicable multiplier. Mr. Chahine’s 2024 bonus was prorated based on his date of hire, but the full amount has been shown in the table above without proration for reference.

(4)	Includes the payment of one times target annual bonus (1.5 times with respect to the year in which a qualifying termination during a change in control period occurs) for Mr. Jarboe.
(5)

Under our severance agreements, the amounts above include continued vesting and, if applicable, exercisability of the then-outstanding and unvested RSUs and options for 24 months for Mr. DaCosta and 12 months for Mr. Jarboe on a qualifying termination not in connection with a change in control. Upon a qualifying termination during a change in control period, each NEO receives 100% accelerated vesting of their equity awards (other than any performance-based awards). Under our 2021 Incentive Award Plan, in the event of a change in control (without a qualifying termination) outstanding options and RSUs that are not assumed or substituted accelerate in full for all holders (including our NEOs). Under the individual award agreements, PSUs vest at the greater of actual or target level of achievement as of the date of the change in control. For purposes of this table we assume PSUs vest at target level of achievement. With respect to RSUs, the value of equity acceleration was calculated by multiplying the number of accelerated RSUs by $10.33, the closing stock price of our common stock on December 31, 2024.

(6)

Each individual severance agreement includes the reimbursement of COBRA premiums for the NEO and his dependents for up to 24 months for Mr. DaCosta and 12 months for each other NEO (that increases to 18 months during a change in control period). The reported value of these continued medical, dental and vision coverage benefits is an estimate based upon the monthly cost of such benefits to the Company as of December 31, 2024.

(7)

In connection with her appointment as our Interim Chief Financial Officer, we entered the Wright Consulting Agreement on April 3, 2024 with Ms. Wright. Ms. Wright was not entitled to cash severance under the Wright Consulting Agreement. Ms. Wright did not receive an equity award grant in connection with her role as Interim Chief Financial Officer. Her RSU award granted pursuant to the Director Compensation Program vests single-trigger in connection with a change in control.

(8)

Mr. Chahine joined as our Chief Financial Officer and EVP Supply Chain Operations effective as of August 8, 2024. The cash amount disclosed under “Qualifying Termination in Connection with Change in Control” includes the remaining $240,000 of his sign-on bonus. Under the Chahine Employment Agreement, the remaining installments of his sign-on bonus accelerate if he experiences a qualifying termination during a change in control period, subject to his execution and non-revocation of a general release of claims.

CEO Pay Ratio

Pursuant to Item 402(u) of Regulation S-K, we are required to calculate and disclose the median of the annual total compensation of all our employees (except for our Chief Executive Officer), the annual total compensation of our Chief Executive Officer, and the ratio of the median of the annual total compensation of all our employees as compared to the annual total compensation of our Chief Executive Officer (the “CEO Pay Ratio”). The paragraphs that follow describe our methodology and the resulting CEO Pay Ratio.

Median Employee Identification Methodology

We identified the median employee using our employee population (except for our Chief Executive Officer) on December 31, 2024 of 407 individuals (which included all US and South Africa employees, whether employed on a full-time, part-time, seasonal or temporary basis). We applied the de minimis exemption for employees that make up an aggregate of up to 5% of the employee population in the following countries: Australia, Canada, Finland, Germany, Ireland, Netherlands, United Kingdom.

Consistently Applied Compensation Measure

For purposes of identifying the median employee, we selected a “consistently applied compensation measure” (“CACM”) that closely approximates the total compensation of our included employees. Specifically, we identified the median employee based on 2024 gross earnings. In identifying the median employee, we converted compensation amounts paid in foreign currencies based on the applicable exchange rate as of December 31, 2024. We did not make any cost-of-living adjustments nor did we annualize compensation for full-time employees working part of the year.

Methodology and Pay Ratio

After applying our CACM, we identified our median employee, using the same methodology as used for our CEO in the Summary Compensation Table. Once our median employee was identified, we calculated the median employee’s annual total compensation.

The annual total compensation of our median employee for 2024 was $83,781. The annual total compensation for our Chief Executive Officer for 2024 was $4,882,061. Therefore, our CEO Pay Ratio for 2024 is approximately 58:1.

This information is being provided for compliance purposes and is a reasonable estimate calculated in a manner consistent with the SEC rules, based on our internal records and the methodology described above. The SEC rules for identifying the median compensated employee allow companies to adopt a variety of methodologies, to apply certain exclusions and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. Accordingly, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies have different employee populations and compensation practices and may use different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios. Neither the Compensation Committee nor management of the Company uses the CEO Pay Ratio measure in making compensation decisions.

DIRECTOR COMPENSATION

Non-Employee Director Compensation Policy

In 2021, our Board adopted an outside director compensation policy which included cash retainers for Board and Committee service, an initial RSU grant when the director first joins the Board, and an annual RSU grant (the “Director Compensation Policy”). The Director Compensation Policy was determined after consultation with Compensia, an independent compensation consultant.

Cash Compensation. During 2024, all non-employee directors were entitled to receive cash compensation as set forth in the tables below.

Board Service

Non-Employee Director	$45,000

Additional Board Service

Lead Independent Director	$50,000

Additional Committee Service	Chair	Non-Chair
Audit Committee Member	$20,000	$10,000
Compensation Committee Member	$15,000	$7,500
Nominating and Corporate Governance Committee Member	$10,000	$5,000
Quality, Technology and Regulatory Committee Member	$10,000	$5,000

Director fees will be payable in cash in arrears in four equal quarterly installments not later than 30 days following the final day of each calendar quarter, provided that the amount of each payment will be prorated for any portion of a quarter that a director is not serving on our Board or a Committee of the Board.

Our Board or Committee may, in its discretion, provide Directors with the opportunity to elect to receive all or a portion of their cash fees in RSUs, with each such RSU award covering a number of shares calculated by dividing (i) the amount of the annual retainer by (ii) the average per share closing trading price of our common stock over the most recent 30 trading days as of the grant date (the “30 day average price”). Such RSUs will be automatically granted on the fifth day of the month following the end of the calendar quarter to which the corresponding director fees were earned and will be fully vested on grant. None of the Directors made this election with respect to 2024.

Equity Compensation. Non-employee directors are entitled to receive all types of awards (except incentive stock options) under the 2021 Incentive Award Plan including discretionary awards not covered under the Director Compensation Policy. Under the Director Compensation Policy, nondiscretionary, automatic grants of RSUs are made to our non-employee directors as follows:

•

Initial RSU grant: Unless otherwise provided by the Board prior to commencement of service of an applicable director, each non-employee director will automatically be granted that number of RSUs upon the director’s initial appointment or election to our Board of Directors, referred to as the Initial Grant, calculated by dividing (i) $300,000 by (ii) the 30-day average price. The Initial Grant will vest as to one-third of the underlying shares on each anniversary of the grant date, subject to continued service through each applicable vesting date.

•

Annual RSU grant: Each non-employee director who (i) has been serving on the Board for at least four months prior to an annual meeting and (ii) will continue to service on the board following such annual meeting will automatically be granted that number of RSUs upon each annual meeting, referred to as the Annual Grant, calculated by dividing (i) $150,000 by (ii) the 30-day average price. The Annual Grant will vest on the earlier of the first anniversary of the date of grant or the date immediately before the next annual stockholder’s meeting to the extent unvested as of such date, subject to continued service through each applicable vesting date.

All equity awards granted to members of our Board will fully vest if the Company experiences a change in control, subject to the applicable Board member’s continued service through the vesting date. See the Section titled “2025 Merger with Zimmer, Inc.” in the Compensation Discussion & Analysis below for details with respect to the treatment of the Director RSU awards in connection with the Company’s upcoming merger.

2024 Director Compensation

The following table sets forth information for 2024 regarding the compensation awarded to, earned by or paid to our non-employee directors. Directors who are also our employees receive no additional compensation for their service as directors.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
Quentin Blackford	70,000	121,840	191,840
Alf Grunewald	60,000	121,840	181,840
B. Kristine Johnson	62,500	121,840	184,340
Stephen Oesterle, M.D.	60,000	121,840	181,840
Meghan Scanlon(3)	61,083	121,840	182,923
Thomas Schnettler(4)	104,222	121,840	226,062
Kristina Wright(5)	58,611	121,840	180,451
David Demski(6)	2,650	359,174	361,824

(1)

The amounts reported represent the aggregate dollar amount of all fees earned or paid in cash to each non-employee director for their service as a director during 2024, including any annual retainer fees, and committee and/or chairmanship fees. Cash fees are paid quarterly in arrears.

(2)

Amounts shown represent the grant date fair value of RSUs granted during fiscal year 2024 as calculated in accordance with FASB ASC 718, Compensation—Stock Compensation (ASC Topic 718) (referred to herein as “ASC Topic 718”) and the assumptions outlined in Note 11 of our financial statements included in our 2025 Annual Report on Form 10-K filed with the SEC on March 6, 2025 (the “2025 Annual Report”).

(3)	Ms. Scanlon stepped down from the Nominating and Corporate Governance Committee in September 2024.
(4)	Mr. Schnettler served as Audit Committee Chair from April 2024 to September 2024. He stepped down in September 2024 when Ms. Wright rejoined as Audit Committee Chair.
(5)

Ms. Wright stepped down from the Nominating and Corporate Governance Committee, the Audit Committee and as the Audit Committee Chair to serve as the Interim Chief Financial Officer from April 2024 to September 2024. Ms. Wright was reinstated as the Audit Committee Chair and rejoined both the Nominating and Corporate Governance Committee and the Audit Committee upon ceasing to serve as the Interim Chief Financial Officer in August 2024.

(6)	Mr. Demski was appointed to the Board in December 2024 and has not served on any committees.

The table below shows the aggregate numbers of option awards (exercisable and unexercisable) and RSUs held by each non-employee
director as of December 31, 2024.

Name	Options Outstanding at Fiscal Year End	Unvested RSUs Outstanding at Fiscal Year End
Quentin Blackford	—	21,335
Alf Grunwald	—	15,906
B. Kristine Johnson	—	15,906
Stephen Oesterle, M.D.	250,000	15,906
Meghan Scanlon	—	21,854
Thomas Schnettler	—	15,906
Kristina Wright	—	15,906
David Demski	—	34,207
Compensation Committee Interlocks and Insider Participation
None of the members of the Compensation Committee during fiscal year 2024 was an officer or employee of the Company, was formerly an officer of the Company, or had any relationship requiring disclosure by the Company under Item 404 of
Regulation S-K.
During fiscal year 2024, no executive officer of the Company served on the compensation committee or board of another entity, one of whose executive officers served on the Compensation Committee or the Board.
Policies and practices related to the grant of certain equity awards
In fiscal year 2024, the Company did not grant any stock options, stock appreciation rights or similar instruments with option-like features and the Company has no policies or practices to disclose pursuant to Item 402(x)(1) of
Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of common stock as of March 7, 2025, by:

•	each director;

•	each current named executive officer;

•	all of our current executive officers and directors as a group; and

•	all stockholders known to us to be beneficial owners of 5% or more shares of common stock (based on a review of filings made with the SEC on Schedules 13D, 13G and Form 4).

As of March 7, 2025, there were approximately 83,936,957 million shares of common stock issued and outstanding. Except as otherwise set forth below, the address of each beneficial owner is: c/o Paragon 28, Inc., 14445 Grasslands Drive, Englewood, CO 80112.

Beneficial ownership is determined in accordance with SEC rules, and includes any shares as to which the stockholder has sole or shared voting power or investment power, and also any shares that the stockholder has the right to acquire within 60 days of March 7, 2025, whether through the vesting of PSUs, RSUs or the exercise or conversion of any Option, convertible security, warrant or other right. The indication herein that shares are beneficially owned is not an admission on the part of the stockholder that he, she or it is a direct or indirect beneficial owner of those shares.

	Beneficial Ownership
Name	Number of Shares (#)	Percent of Total (%)
5%+ Beneficial Stockholders
Bird-B, AG(1)	13,998,680	16.68%
Entities affiliated with MVM Partners LLC(2)	8,854,883	10.55%
Glazer Capital, LLC(3)	5,894,992	7.02%
Directors(4)
Quentin Blackford	29,219	*
Dave Demski	40,100	*
Alf Grunwald	36,029	*
B. Kristine Johnson	31,441	*
Stephen Oesterle, M.D.	274,310	*
Meghan Scanlon	26,207	*
Thomas Schnettler	29,129	*
Kristina Wright	16,212	*
Director and Named Executive Officer
Albert DaCosta(5)	12,032,376	14.34%
Other Named Executive Officers
Chadi Chahine	333	*
Matthew Jarboe(6)	889,721	1.06%
Robert McCormack(7)	25,600	*
Andrew Hill	12,080	*
All directors and executive officers as a group (13 persons)	13,442,757	16.02%

*	Represents beneficial ownership of less than one percent of our outstanding common stock.
(1)	The number of shares is as of February 23, 2023, and based on a Form 4 filing of Bird-B, AG. The address of Bird-B, AG is Bahnhofstrasse 7, CH-6300, Zug, Switzerland.
(2)

The number of shares is as of March 6, 2025, and based on a Form 4 filing of MVM Partners, LLC concerning (i) 5,350,592 shares of common stock owned by MVM V (2020) LP; (ii) 3,452,491 shares of common stock held by MVM V LP; and (iii) 51,800 shares of common stock held by MVM GP (No. 5) LP. MVM Partners may be deemed to beneficially own all of the shares held by these entities and reports sole voting and dispositive power over all of these shares. The principal business address and principal office of MVM Partners is 45 School Street, Boston, MA 02108. According to the latest information available to the Company, the principal business address and principal office of MVM V LP and MVM V (2020) is 38 Wigmore Street, Fourth Floor, Suite 2, London W1U 2RU, United Kingdom and the principal office of MVM GP (No. 5) LP is 50 Lothian Road, Festival Square, Edinburgh, Scotland EH3 9WJ/.

(3)

The number of shares is as of February 21, 2025, and based on the Schedule 13G filed on February 28, 2025, by Glazer Capital, LLC and Paul J. Glazer. Such Schedule 13G discloses that Glazer Capital, LLC has shared power to vote or direct the vote of 5,894,992 shares of common stock and shared power to dispose or to direct the disposition of 5,894,992 shares of common stock and that Paul J. Glazer has shared power to vote or direct the vote of 5,894,992 shares of common stock and shared power to dispose or to direct the disposition of 5,894,992 shares of common stock. The business address of both beneficial owners is 250 West 55th Street, Suite 30A, New York, NY 10019.

(4)

Amounts shown for each non-employee director other than Dr. Oesterle and Ms. Scanlon consist of shares of common stock held directly by the applicable non-employee director, whether acquired upon the vesting of RSUs or other share purchases. Amount shown for Dr. Oesterle consists of (i) 24,310 shares of common stock held by Dr. Oesterle and (ii) 250,000 shares of common stock issuable pursuant to Option exercisable within 60 days of March 7, 2025. Amount shown for Ms. Scanlon consists of (i) 20,259 shares of common stock held by Ms. Scanlon and (ii) 5,948 RSUs vesting within 60 days of March 7, 2025.

(5)

Consists of (i) 327,945 shares of common stock held directly by Mr. DaCosta, (ii) 341,665 shares of common stock held in an IRA for the benefit of Mr. DaCosta, (iii) 5,000,000 shares of common stock held by DaCosta Investment Company, LLC that Mr. DaCosta holds investment and voting decision control over, (iv) 5,339,110 shares of common stock held by The DaCosta Family Trust that Mr. DaCosta holds investment and voting decision control over, (v) 75,000 shares of common stock held in an IRA for the benefit of Mr. DaCosta’s spouse, (vi) 25,000 shares of common stock held directly by Mr. DaCosta’s spouse, (vii) 41,731 RSUs vesting within 60 days of March 7, 2025 and (viii) 881,925 shares of common stock issuable pursuant to Option exercisable within 60 days of March 7, 2025. Mr. DaCosta reports shared voting and dispositive power over 10,439,110 shares of common stock and sole voting and dispositive power over 1,593,266 shares of common stock, inclusive of the RSUs and Options exercisable within 60 days of March 7, 2025.

(6)

Consists of (i) 233,449 shares of common stock held directly by Mr. Jarboe, (ii) 83,335 shares of common stock held in an IRA for the benefit of Mr. Jarboe, (iii) 24,614 RSUs vesting within 60 days of March 7, 2025, and (iv) 548,323 shares of common stock issuable pursuant to Option exercisable within 60 days of March 7, 2025.

(7)	Consists of (i) 7,729 shares of common stock held directly by Mr. McCormack and (ii) 17,871 RSUs vesting within 60 days of March 7, 2025.

To our knowledge, except as noted above, no person or entity is the beneficial owner of 5% or more of the voting power of the common stock.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain information with respect to all of our equity compensation plans as of December 31, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants, and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
	(a)	(b)	(c)
Equity compensation plans approved by stockholders(4)(5)(6)	7,556,476	$10.57	19,877,247
Equity compensation plans not approved by stockholders	—	—	—
Total	7,556,476	$10.57	19,877,247

(1)	Amounts include 4,689,615 options outstanding and 2,866,861 RSUs outstanding under the 2021 Incentive Award Plan and 2011 Omnibus Stock Option and Award Plan (the “2011 Plan”).
(2)

The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding options and does not reflect shares that will be issued upon the vesting of outstanding RSUs, which have no price.

(3)	Includes 3,468,996 shares that were available for future issuance under the 2021 Employee Stock Purchase Plan (the “2021 ESPP”).
(4)	Includes the 2011 Plan, the 2021 Incentive Award Plan and the 2021 ESPP.
(5)

The 2021 Incentive Award Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance or transfer pursuant to awards under the 2021 Incentive Award Plan shall be increased on the first day of each year beginning in 2022 and ending in 2031, equal to the lesser of (i) five percent (5.0%) of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year, and (ii) such smaller number of shares of stock as determined by our Board; provided, however, that no more than 50,000,000 shares of stock may be issued upon the exercise of incentive stock options.

(6)

The 2021 ESPP contains an “evergreen” provision, pursuant to which the maximum number of shares of our common stock authorized for sale under the 2021 ESPP shall be increased on the first day of each year beginning in 2022 and ending in 2031, equal to the lesser of (i) one percent (1.0%) of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year, and (ii) such number of shares of common stock as determined by our Board; provided, however, no more than 12,000,000 shares of our common stock may be issued thereunder.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Policies and Procedures on Transactions with Related Persons

The following is a description of transactions since January 1, 2024, to which we have been a party, in which the amount involved exceeds $120,000, and in which any of our directors, executive officers or beneficial owners of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.

Indemnification Agreements and Directors’ and Officers’ Liability Insurance

We have entered into indemnification agreements with each of our directors and executive officers. These agreements will require us to, among other things, indemnify each director and executive officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, penalties, fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or executive officer. We have obtained an insurance policy that insures our directors and officers against certain liabilities, including liabilities arising under applicable securities laws.

Amended and Restated Investors’ Rights Agreement

We entered into an amended and restated investors’ rights agreement with the purchasers of shares of our convertible preferred stock, including certain of executive officers, directors and entities with which certain of our directors are affiliated, which were outstanding prior to our initial public offering in October 2021, and which converted into shares of common stock in connection therewith. As of December 31, 2024, Bird-B, AG, MVM V LP, MVM GO (No.5) LP, Albert DaCosta and Piper Sandler Merchant Banking Fund II, L.P. were entitled to rights with respect to the registration of their shares under the Securities Act. The amended and restated investors’ rights agreement also contains covenants requiring us to comply with the reporting requirements under the Exchange Act. The amended and restated investors’ rights agreement also provided for certain voting arrangements and other affirmative covenants that were terminated upon the consummation of the initial public offering in October 2021.

Other Transactions

Biedermann License Agreement

We have a license agreement, dated July 1, 2017, for certain intellectual property with Biedermann, a company affiliated with Mr. Grunwald, one of our directors, under which we pay a royalty of four percent (4%) of net revenue related to the licensed intellectual property for the 15 years following the date of first sale, including a minimum annual payment of $250,000. The term of the agreement is 20 years, and automatically renews for five-year periods thereafter. Payments to Biedermann under this license agreement totaled $300,000, $269,000 and $249,000 for the years ended December 31, 2024, 2023 and 2022, respectively. Amounts payable to Biedermann as of December 31, 2024, 2023 and 2022 were $96,000, $155,000 and $164,000, respectively. We believe the Biedermann License Agreement is immaterial to our business.

Jarboe Legal Services

We retained legal services of Jarboe Law Firm, PLC (Jarboe), owned by Carl F. Jarboe, the father of our Chief Commercial Officer. Payments to Jarboe totaled $25,451, $327,000 and $405,000 for the years ended December 2024, 2023 and 2022, respectively. Amounts payable to Jarboe as of December 31, 2024, 2023 and 2022 were $0, $13,000 and $0, respectively.

Policies and Procedures for Related Party Transactions

The Board has adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest, including without limitation purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our Audit Committee is tasked to consider all relevant facts and circumstances, including but not limited to whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction with an unrelated third party and the extent of the related person’s interest in the transaction.

Independence of the Board of Directors

Under New York Stock Exchange rules and regulations, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by such board. The Board consults with the Company’s counsel to ensure that the Board’s determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent New York Stock Exchange listing standards, as in effect from time to time.

Consistent with these considerations, our Board has determined that all of our current directors, other than Mr. DaCosta and Ms. Wright, qualify as “independent” directors in accordance with the New York Stock Exchange listing requirements. Mr. DaCosta is not considered independent because he is our current President and Chief Executive Officer. Ms. Wright was considered independent until April 2024, when she was appointed as our Interim Chief Financial Officer. With respect to our Lead Independent Director, Mr. Schnettler, in the first quarter of 2023 we paid Piper Sandler Companies, where Mr. Schnettler currently serves as Vice Chairman, President of Piper Sandler Investment Group and Managing Director in the merchant banking group, a portion of the total underwriting fees of approximately $7.3 million in connection with our follow-on public offering; however, these fees represented less than 1% of Piper Sandler Companies’ revenue. This payment was transactional in nature.

The New York Stock Exchange’s independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, as required by New York Stock Exchange rules, our Board has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management. There are no family relationships among any of our directors or executive officers.

As required under New York Stock Exchange rules and regulations, our independent directors meet in regularly scheduled executive sessions at which only independent directors are present. All of the committees of our Board are comprised entirely of directors determined by the Board to be independent within the meaning of New York Stock Exchange rules and regulations.

Item 14. Principal Accountant Fees and Services.

Principal Accountant Fees and Services

The following table represents aggregate fees billed to us for services related to the fiscal years ended December 31, 2023 and 2024 by Deloitte, our independent registered public accounting firm.

	Year Ended December 31, 2023	Year Ended December 31, 2024
Audit Fees(1)	$1,341,785	$2,360,588
Tax Fees	—	—
Audit-Related Fees	—	—
All Other Fees(2)	85,000	155,000

Total Fees	$1,426,758	$2,515,588

(1)

Represents the aggregate fees billed for the audit of our consolidated financial statements, review of the condensed consolidated financial statements included in our quarterly reports and services in connection with the statutory and regulatory filings or engagements for those years.

(2)

Represents the aggregate fees billed for diligence for a cybersecurity assessment for 2023 that are unrelated to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “audit fees” or “audit-related fees”. Represents the aggregate fees billed for acquisition-related costs for 2024.

All of the services described above were pre-approved by our Audit Committee. The Committee concluded that the provision of these services by Deloitte would not affect their independence.

Pre-Approval Policies and Procedures

The Audit Committee or a delegate of the Audit Committee pre-approves or provides pursuant to pre-approval policies and procedures for the pre-approval of, all audit and non-audit services provided by its independent registered public accounting firm. This policy is set forth in the charter of the Audit Committee and is available at https://ir.paragon28.com/governance/governance-documents/default.aspx.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(b) Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 18, 2025	PARAGON 28, INC.

	By:	/s/ Albert DaCosta
	Name:	Albert DaCosta
	Title:	Chief Executive Officer (Principal Executive Officer)